Form 10QSB
period 2005-03-31
Colonial Bankshares Inc
filed 2005-06-29
CIK 1317019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ----------------      ---------------

         Commission file number 0-51385
                                -------

                            COLONIAL BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

         United States of America                          90-0183739
     (State or other jurisdiction of                 (I.R.S. Employer ID No.)
       incorporation or organization

                85 West Broad Street, Bridgeton, New Jersey 08302
                    (Address of principal executive offices)

                                 (856) 451-5800
                 (Issuer's telephone number including area code)

                                       N/A
      (Former name, address, and fiscal year, if changed since last report)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) [X] Yes [ ] No
                  (2) [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity as of June 15, 2005.

100 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one), [ ] Yes  [X]  No

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                      PAGE
----------------------------------                                      ----
Item 1            Consolidated Statements of Financial Condition             2
                  Consolidated Statements of Income                          3
                  Consolidated Statements of Stockholder's Equity            4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 6

Item 2            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

Item 3            Controls and Procedures                                    11

PART II           OTHER INFORMATION
-----------------------------------
Item 1            Legal Proceedings                                          12

Item 2            Unregistered Sales of Equity Securities
                   and Use of Proceeds                                       12

Item 3            Defaults Upon Senior Securities                            12

Item 4            Submission of Matters to Vote of Security Holders          12

Item 5            Other Information                                          12

Item 6            Exhibits                                                   12

                  Signatures                                                 13

Exhibit 31.1      Certification of Chief Executive Officer Pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification of Chief Financial Officer Pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to Section 906 of Sarbanes-Oxley
                   Act of 2002

PART I       FINANCIAL INFORMATION
-----------------------------------
Item 1.  Financial Statements

COLONIAL BANKSHARES, INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
At March 31, 2005 and December 31, 2004


                                                                                              March 31,           December 31,
                                                                                                2005                 2004
                                                                                           --------------       --------------
                                                                                            (unaudited)          (audited)
                                                                                           (Dollars In Thousands, Except Per
                                                                                                     Share Data)
                                     ASSETS
Cash and amounts due from banks                                                                  $ 12,446          $    5,282
Investment securities available for sale                                                          124,107             131,159
Investment securities held to maturity                                                             16,191              18,584
Loans receivable, net of allowance for loan losses                                                      0
     March 31, 2005 $1,089; December 31, 2004 $990                                                 132,30             125,800
Federal Home Loan Bank stock                                                                        1,024               1,024
Office properties and equipment, net                                                                4,218               3,946
Investment in life insurance                                                                        2,334               2,314
Accrued interest receivable and other assets                                                        3,594               2,941
                                                                                            -------------          ----------
         Total Assets                                                                            $296,214           $ 291,050
                                                                                            =============          ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES

     Deposits                                                                                    $275,423           $ 259,407
     Short-term borrowings                                                                          3,000              13,890
     Advances from borrowers for taxes and insurance                                                  499                 427
     Accrued interest payable and other liabilities                                                   727                 478
                                                                                            -------------          ----------
         Total Liabilities                                                                        279,649             274,202
                                                                                            -------------          ----------
STOCKHOLDER'S EQUITY
     Preferred stock, 1,000,000 shares authorized and unissued                                          -                   -
     Common stock, par value $.10 per share; authorized 10,000,000 shares; issued and                   -
         outstanding 100 shares                                                                                             -
     Paid-in capital                                                                                    5                   5
     Retained earnings                                                                             16,926              16,483
     Accumulated other comprehensive income (loss)                                                   (366)                360
                                                                                             ------------          ----------
         Total Stockholder's Equity                                                                16,565              16,848
                                                                                             ------------          ----------
         Total Liabilities and Stockholder's Equity                                              $296,214            $291,050
                                                                                             ============          ==========

See notes to consoldiated financial statements.
-------------------------------------------------------------------------------

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2005 and 2004 (unaudited)

                                                                                         Three Months Ended March 31,
                                                                                    ---------------------------------------
                                                                                         2005                   2004
                                                                                    ---------------        ----------------
                                                                                                (In Thousands)
INTEREST INCOME
   Loans, including fees                                                                     $1,841                 $1,309
   Mortgage-backed securities                                                                   525                    425
   Securities:
      Taxable                                                                                   725                    725
      Tax-exempt                                                                                317                    321
                                                                                    ----------------       ----------------
       Total Interest Income                                                                  3,408                  2,780
                                                                                    ----------------       ----------------

INTEREST EXPENSE
   Deposits                                                                                   1,388                  1,004
   Short-term borrowings                                                                         53                     12
                                                                                    ----------------       ----------------
       Total Interest Expense                                                                 1,441                  1,016
                                                                                    ----------------       ----------------

       Net Interest Income                                                                    1,967                  1,764

PROVISION FOR LOAN LOSSES                                                                       107                     67
                                                                                    ----------------       ----------------

       Net Interest Income after Provision for Loan Losses                                    1,860                  1,697
                                                                                    ----------------       ----------------

NON-INTEREST INCOME
   Fees and service charges                                                                     161                    169
   Earnings on life insurance                                                                    20                     23
   Other                                                                                         10                     11
                                                                                    ----------------       ----------------
       Total Non-Interest Income                                                                191                    203
                                                                                    ----------------       ----------------

NON-INTEREST EXPENSES
   Compensation and benefits                                                                    883                    797
   Occupancy and equipment                                                                      196                    181
   Data processing                                                                              124                    139
   Office supplies                                                                               24                     30
   Professional fees                                                                             22                     28
   Other                                                                                        238                    216
                                                                                    ----------------       ----------------
       Total Non-Interest Expenses                                                            1,487                  1,391
                                                                                    ----------------       ----------------
       Income before Income Taxes                                                               564                    509

INCOME TAXES                                                                                    121                    125
                                                                                    ----------------       ----------------

       Net Income                                                                              $443                   $384
                                                                                    ================       ================

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                       3

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Three Months Ended March 31, 2005 and 2004 (unaudited)

                                                                                                        Accumulated
                                                                                                          Other
                                                            Common        Paid-in      Retained       Comprehensive
                                                             Stock        Capital      Earnings       Income (Loss)         Total
                                                       ----------------------------------------------------------------------------
                                                                                        (In Thousands)
BALANCE - DECEMBER 31, 2003                                 $       -      $      5       $14,636                $513       $15,154

     Comprehensive income:
         Net income                                                 -             -           384                   -           384
         Net change in unrealized gain on securities
              available for sale, net of tax expense of
              $411                                                  -             -             -                 544           544
                                                                                                                         -----------
         Total Comprehensive Income                                                                                             928
                                                          ------------  ------------  ------------    ---------------    -----------

BALANCE - MARCH 31, 2004                                    $       -      $      5       $15,020              $1,057       $16,082
                                                          ============  ============  ============    ===============    ===========

BALANCE - DECEMBER 31, 2004                                 $       -      $      5       $16,483                $360       $16,848

     Comprehensive loss:
         Net income                                                 -             -           443                   -           443
         Net change in unrealized loss on securities
              available for sale, net of tax benefit of
              $524                                                  -             -             -                (726)         (726)
                                                                                                                         -----------

         Total Comprehensive Loss                                                                                              (283)
                                                          ------------  ------------  ------------    ---------------    -----------

BALANCE - MARCH 31, 2005                                    $       -      $      5       $16,926               $(366)      $16,565
                                                          ============  ============  ============    ===============    ===========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                       4

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004 (unaudited)

                                                                                         Three Months Ended March 31,
                                                                                    ---------------------------------------
                                                                                         2005                   2004
                                                                                    -----------------     -----------------
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $443                   $384
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for loan losses                                                                 107                     67
      Depreciation expense                                                                       83                     54
      Deferred income taxes                                                                     (68)                    73
      Net earnings on investment in life insurance                                              (20)                   (23)
      Net amortization of loan fees                                                               5                     10
      Amortization of premium and discount on securities, net                                    38                    117
      Increase in accrued interest receivable and other assets                                  (62)                  (759)
      Increase in accrued interest payable and other liabilities                                249                     65
                                                                                    ----------------       ----------------
         Net Cash Provided by (Used in) Operating Activities                                    775                    (12)
                                                                                    ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from calls and maturities of investments                                          5,314                 20,907
   Purchase of:
      Investment securities available for sale                                                  (93)               (18,960)
      Mortgage-backed securities available for sale                                               -                (10,183)
      Property and equipment                                                                   (355)                  (120)
   Principal repayment of mortgage-backed securities                                          2,937                  3,613
   Net increase in loans receivable                                                          (6,612)                (6,698)
                                                                                    ----------------       ----------------
         Net Cash Provided by (Used in) Investing Activities                                  1,191                (11,441)
                                                                                    ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                 $16,016                $13,370
   Net decrease in short term borrowings                                                    (10,890)                (2,020)
   Increase in advances from borrowers for taxes and insurance                                   72                     67
                                                                                    ----------------       ----------------
         Net Cash Provided by Financing Activities                                            5,198                 11,417
                                                                                    ----------------       ----------------
         Increase (Decrease) in Cash and Cash Equivalents                                     7,164                    (36)

CASH AND CASH EQUIVALENTS - BEGINNING                                                        $5,282                 $5,264
                                                                                    ----------------       ----------------
CASH AND CASH EQUIVALENTS - ENDING                                                          $12,446                 $5,228
                                                                                    ================       ================
SUPPLEMENTARY CASH FLOWS INFORMATION
   Interest paid                                                                             $1,447                   $999
                                                                                    ================       ================
   Income taxes paid                                                                             $-                    $50
                                                                                    ================       ================

See notes to consolidated financial statements.
-------------------------------------------------------------------------------
                                        5

                            COLONIAL BANKSHARES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Organization and Basis of Presentation

         Colonial Bankshares, Inc. (the "Company") was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB. Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding common stock of Colonial Bank, FSB. As of March 31, 2005, 100% of the outstanding shares of common stock of Colonial Bankshares, Inc. were owned by Colonial Bankshares, MHC, a federally charted mutual holding company.

         On March 25, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company's offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 16, 2005. As of March 31, 2005, the stock offering had not been completed.

         For a further discussion of the stock offering, see the Company's Prospectus as filed on June 1, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-123583).

         The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.       Earnings Per Share

         Earnings per share was not meaningful for the three months ended March 31, 2005 and 2004, as the Company had no publicly-held shares during the periods.

3.       Stock Based Compensation

         The Company had no stock-based compensation as of March 31, 2005.

4.       Subsequent Event

         In May 2005, the Company terminated the Phantom Stock Appreciation Rights Incentive Agreements that existed between the Company and various officers, directors, and one former director of Colonial Bank, FSB. The termination of the agreements resulted in a reduction in compensation and benefits expense of approximately $201,000, which represented an excess accrual after distribution of amounts due to participants under the agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         For a discussion of the Company's Critical Accounting Policies as of March 31, 2005, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" in Company's Prospectus as filed on June 1, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-123583).

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

         Total assets increased $5.2 million, or 1.8%, to $296.2 million at March 31, 2005, from $291.1 million at December 31, 2004. The increase was the result of increases in loans receivable and cash and amounts due from banks, partially offset by a decrease in securities available for sale.

         Net loans receivable increased by $6.5 million, or 5.2%, to $132.3 million at March 31, 2005 from $125.8 million at December 31, 2004. One- to four-family residential real estate loans, which comprise nearly half of our loan portfolio, increased $3.1 million, or 5.5%, to $59.6 million at March 31, 2005 from $56.5 million at December 31, 2004, reflecting a continued increase in our marketing efforts. Commercial real estate loans increased $1.2 million, or 4.7%, to $27.0 million at March 31, 2005 from $25.8 million at December 31, 2004. The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting, in part, from our expanding of our commercial lending staff in recent years.

         Securities available for sale decreased $7.1 million, or 5.4%, to $124.1 million at March 31, 2005 from $131.2 million at December 31, 2004. The decrease was the result of $4.0 million in principal maturities and amortizations of mortgage-backed securities and investment securities, calls of $1.4 million of U.S. Government agency securities, maturities of $350,000 of corporate bonds and a $1.3 million decrease in the market value of securities available for sale. In addition, securities held to maturity decreased $2.4 million, or 12.9%, to $16.2 million at March 31, 2005 from $18.6 million at December 31, 2004, resulting from maturities and amortization.

         Deposits increased $16.0 million, or 6.2%, to $275.4 million at March 31, 2005 from $259.4 million at December 31, 2004. The largest increase was in certificates of deposit, which increased $10.3 million, or 9.0%, to $125.2 million at March 31, 2005 from $114.9 million at December 31, 2004. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. NOW accounts increased $3.8 million, or 13.4%, while money market demand deposits decreased $1.6 million, or 7.1%. We believe our customers are holding money in short-term deposit accounts in anticipation of future rises in market interest rates.

         Short-term borrowings decreased $10.9 million to $3.0 million at March 31, 2005 from $13.9 million at December 31, 2004. We reduced our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and paydowns of securities, discussed above, exceeded the cash we needed to fund loan originations.

         Stockholder's equity decreased $283,000, or 1.7%, to $16.6 million at March 31, 2005 from $16.8 million at December 31, 2004. During the three months ended March 31, 2005, we experienced net unrealized losses in our securities portfolio of $726,000, net of a tax benefit of $524,000, resulting in accumulated other comprehensive loss at March 31, 2005 compared to accumulated other comprehensive income at December 31, 2004, partially offset by net income of $443,000 during the three months ended March 31, 2005. The unrealized losses were throughout our securities portfolio, and were not specific to any one issuer or type of security.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004

         General. Net income increased $59,000, or 15.4%, to $443,000 for the three months ended March 31, 2005 from $384,000 for the three months ended March 31, 2004. An increase in interest income was partially offset by increases in interest expense and noninterest expense.

         Interest Income. Interest income increased $628,000, or 22.6%, to $3.4 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. The increase in interest income resulted from a $532,000 increase in interest income on loans and a $100,000 increase in interest income on mortgage-backed securities.

         Interest income on loans increased $532,000, or 40.6%, to $1.8 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004. The average balance of loans increased $38.3 million, or 42.5%, to $128.2 million for the three months ended March 31, 2005 from $89.9 million for the three months ended March 31, 2004. The increase in average balance more than offset a decrease of eight basis points in the average yield on loans, to 5.74% for the three months ended March 31, 2005 from 5.82% for the three months ended March 31, 2004. The increase in average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans. The increase in average balance of one- to four-family residential estate loans reflected, in part, our increased marketing efforts, including our hiring additional mortgage solicitors. The increase in average balance of commercial real estate loans reflected our continued emphasis on originating this type of loan, resulting, in part, from our expanding our commercial lending staff in recent years. We experienced decreases in average yield on all of our loan types except for consumer loans, generally reflecting our originating loans in an increasingly competitive market area and our modifying existing fixed-rate loans to reduce the interest rates.

         Interest income on taxable securities increased $100,000, or 8.7%, to $1.3 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004, reflecting an increase in the yield we earned on mortgage-backed securities.

         Interest Expense. Interest expense increased $425,000, or 41.8%, to $1.4 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase resulted primarily from an increase in interest expense on deposits of $384,000.

         Interest expense on interest-bearing deposits increased by $384,000, or 38.2%, to $1.4 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase in interest expense on interest-bearing deposits was due to a $33.2 million, or 15.0%, increase in the average balance of interest-bearing deposits to $253.8 million for the three months ended March 31, 2005 from $220.6 million for the three months ended March 31, 2004. In addition, the average rate paid on interest-bearing deposits increased 37 basis points to 2.19% from 1.82%. We experienced increases in the average balances of all categories of interest-bearing deposits, with the most significant increases occurring in certificates of deposit and NOW accounts, which increased $19.1 million, or 18.9%, and $9.1 million, or 25.5%, respectively. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. With the exception of money market accounts, the average cost of all deposit accounts increased for the three months ended March 31, 2005.

         Interest expense on short-term borrowings increased $41,000 to $53,000 for the three months ended March 31, 2005 from $12,000 for the three months ended March 31, 2004. This increase was due to a $5.0 million increase in the average balance of borrowings to $9.5 million for the three months ended March 31, 2005, and a 116 basis point increase in the average cost of such borrowings to 2.24% for the three months ended March 31, 2005 from 1.08% for the three months ended March 31, 2004. Despite the increase in average balance of borrowings, actual borrowings decreased significantly between December 31, 2004 and March 31, 2005, as discussed above.

         Net Interest Income. Because the increase in our interest income was greater than our increase in interest expense, net interest income increased by $203,000, or 11.5%, to $2.0 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004. Our net interest margin decreased nine basis points to 2.86% for the three months ended March 31, 2005 from 2.95% for the three months ended March 31, 2004, and our net interest rate spread decreased eight basis points to 2.76% for the three months ended March 31, 2005 from 2.84% for the three months ended March 31, 2004.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

         Based on our evaluation of the above factors, we recorded a provision for loan losses of $107,000 for the three months ended March 31, 2005 and a provision for loan losses of $67,000 for the three months ended March 31, 2004. The provisions recorded reflected net chargeoffs of $8,000 and $9,000 for the three months ended March 31, 2005 and 2004, respectively. The allowance for loans losses was $1.1 million, or 0.82% of total loans, at March 31, 2005, compared to $725,000, or 0.78% of total loans at March 31, 2004. The gross loan portfolio increased $39.3 million, or 41.7%, to $133.7 million at March 31, 2005 from $94.4 million at March 31, 2004. In the absence of other factors, our allowance for loan losses would increase as our loan portfolio increases, reflecting increased losses inherent in the portfolio. We had no impaired loans at March 31, 2005 or 2004. The allowance for loan losses represented 685.5% of nonperforming loans at March 31, 2005, and 636.0% of nonperforming loans at

March 31, 2004. We used the same general methodology in assessing the allowance for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the reported periods.

         Noninterest Income. Noninterest income was $191,000 for the three months ended March 31, 2005 and $203,000 for the three months ended March 31, 2004. All categories of noninterest income decreased between the periods, although there were no material deviations between categories for the periods.

         Noninterest Expense. Noninterest expense increased $96,000, or 6.9%, to $1.5 million for the three months ended March 31, 2005 from $1.4 million for the three months ended March 31, 2004. Compensation and benefits expense increased $86,000, or 10.8%, to $883,000 for the three months ended March 31, 2005 from $797,000 for the three months ended March 31, 2004, reflecting normal salary increases and the expansion of our commercial lending department by hiring management-level employees and experienced commercial lenders.

         Reference is made to Note 4, Subsequent Event, of the Notes to Consolidated Financial Statements, above, with respect to a one-time reduction in compensation and benefits expense that occurred in May 2005.

         Income Tax Expense. The provision for income taxes was $121,000 for the three months ended March 31, 2005, compared to $125,000 for the three months ended March 31, 2004, reflecting effective tax rates of 21.4% and 24.6%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance.

Item 3.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

                  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange
                  Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b) Changes in internal controls over financial reporting.

                  There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  At March 31, 2005, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition, results of operations or cash flows.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits

         Exhibit 31.1      Certification of Chief Executive Officer Pursuant to
                            Section 302 of Sarbanes-Oxley Act of 2002

         Exhibit 31.2      Certification of Chief Financial Officer Pursuant to
                            Section 302 of Sarbanes-Oxley Act of 2002

         Exhibit 32        Certification of Chief Executive Officer and Chief
                            Financial Officer Pursuant to Section 906 of
                            Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLONIAL BANKSHARES, INC.
                                        Registrant



June 29, 2005                       By:  /s/ Edward J. Geletka
--------------------------------         ---------------------------------------
Date                                     Edward J. Geletka
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


June 29, 2005                       By:  /s/ L. Joseph Stella, III
--------------------------------         -----------------------------------
Date                                     L. Joseph Stella, III
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting and
                                          Financial Officer)

                                  Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward J. Geletka, President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Colonial Bankshares, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


June 29, 2005                             /s/ Edward J. Geletka
--------------                            --------------------------------
Date                                      Edward J. Geletka
                                          President and Chief Executive Officer

                                  Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, L. Joseph Stella, III, Executive Vice President and Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Colonial Bankshares, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


June 29, 2005                             /s/ L. Joseph Stella, III
---------------                           ------------------------
Date                                      L. Joseph Stella, III
                                          Executive Vice President and
                                          Chief Financial Officer

                                   Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Edward J. Geletka, President and Chief Executive Officer and L. Joseph Stella, III, Executive Vice President and Chief Financial Officer of Colonial Bankshares, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-QSB of the Company for the quarter ended March 31, 2005 and that:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.



June 29, 2005                            /s/ Edward J. Geletka
-------------                            -------------------------------
Date                                     Edward J. Geletka,
                                         President and Chief Executive Officer


June 29, 2005                            /s/ L. Joseph Stella, III
-------------                            --------------------------------
Date                                     L. Joseph Stella, III,
                                         Executive Vice President and
                                         Chief Financial Officer

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to Colonial Bankshares, Inc. and will be retained by Colonial Bankshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.