Form 10QSB
period 2005-06-30
Colonial Bankshares Inc
filed 2005-08-12
CIK 1317019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

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

                         (1)  [X]  Yes    [ ]  No
                         (2)  [ ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common equity as of August 1, 2005.

4,521,696 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one),   [ ] Yes  [X] No

                                       TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION                                                     PAGE

Item 1         Consolidated Statements of Financial Condition                              2
               Consolidated Statements of Income                                           3
               Consolidated Statements of Stockholders' Equity                             4
               Consolidated Statements of Cash Flows                                       5
               Notes to Consolidated Financial Statements                                  6

Item 2         Management's Discussion and Analysis of Financial Condition                10
                 and Results of Operations

Item 3          Controls and Procedures                                                   19

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                          20

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                20

Item 3         Defaults Upon Senior Securities                                            21

Item 4         Submission of Matters to Vote of Security Holders                          21

Item 5         Other Information                                                          21

Item 6         Exhibits                                                                   21

               Signatures                                                                 22

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Section 302 of        23
               Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification of Chief Financial Officer Pursuant to Section 302 of        24
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002        25

                                              1

PART I       FINANCIAL INFORMATION
----------------------------------
ITEM 1.  FINANCIAL STATEMENTS


COLONIAL BANKSHARES, INC.
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                                  June 30,        December 31,
                                                                                   2005              2004
                                                                                -------------    -------------
                                                                                 (unaudited)       (audited)
                                                                                (Dollars In Thousands, Except
                                                                                        Per Share Data)
                                    ASSETS

Cash and amounts due from banks                                                 $      29,074    $       5,282
Investment securities available for sale                                              123,330          131,159
Investment securities held to maturity                                                 15,862           18,584
Loans receivable, net of allowance for loan losses of $1,164
     at June 30, 2005 and $990 at December 31, 2004                                   138,600          125,800
Federal Home Loan Bank stock                                                            1,376            1,024
Office properties and equipment, net                                                    4,256            3,946
Investment in life insurance                                                            2,355            2,314
Accrued interest receivable and other assets                                            2,899            2,941
                                                                                -------------    -------------

     Total Assets                                                               $     317,752    $     291,050
                                                                                =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits:
         Noninterest-bearing                                                    $      13,306    $       9,587
         Interest-bearing                                                             264,575          249,820
                                                                                -------------    -------------
     Total deposits                                                                   277,881          259,407
     Short-term borrowings                                                                 --           13,890
     Advances from borrowers for taxes and insurance                                      554              427
     Accrued interest payable and other liabilities                                     3,169              478
                                                                                -------------    -------------

           TOTAL LIABILITIES                                                          281,604          274,202
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY

     Preferred stock, 1,000,000 shares authorized and unissued                             --               --
     Common stock, par value $.10 per share; authorized 10,000,000 shares;
         issued and outstanding 4,521,696 shares at June 30, 2005 and 100
         shares at December 31, 2004                                                      452               --
     Paid-in capital                                                                   19,408                5
     Unearned shares held by Employee Stock Ownership Plan                             (1,664)              --
     Retained earnings                                                                 17,486           16,483
     Accumulated other comprehensive income                                               466              360
                                                                                -------------    -------------

           TOTAL STOCKHOLDERS' EQUITY                                                  36,148           16,848
                                                                                -------------    -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     317,752    $     291,050
                                                                                =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------------------------------------------
                                                         2

COLONIAL BANKSHARES, INC.
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                               -----------------------  -----------------------
                                                                  2005        2004         2005        2004
                                                               ----------   ----------  ----------   ----------
                                                                                (IN THOUSANDS)
INTEREST INCOME

     Loans, including fees                                     $    1,981   $    1,418  $    3,822   $    2,727
     Mortgage-backed securities                                       549          583       1,074        1,008
     Securities:
         Taxable                                                      774          735       1,499        1,460
         Tax-exempt                                                   319          312         636          633
                                                               ----------   ----------  ----------   ----------

         TOTAL INTEREST INCOME                                      3,623        3,048       7,031        5,828
                                                               ----------   ----------  ----------   ----------

INTEREST EXPENSE

     Deposits                                                       1,576        1,003       2,964        2,007
     Short-term borrowings                                              3           68          56           80
                                                               ----------   ----------  ----------   ----------

         TOTAL INTEREST EXPENSE                                     1,579        1,071       3,020        2,087
                                                               ----------   ----------  ----------   ----------

         NET INTEREST INCOME                                        2,044        1,977       4,011        3,741

PROVISION FOR LOAN LOSSES                                              75          195         182          262
                                                               ----------   ----------  ----------   ----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,969        1,782       3,829        3,479
                                                               ----------   ----------  ----------   ----------

NON-INTEREST INCOME

     Fees and service charges                                         160          194         321          363
     Net gain on sales and calls of securities                         22           33          22           33
     Earnings on life insurance                                        21           23          41           46
     Other                                                              9           10          19           21
                                                               ----------   ----------  ----------   ----------

         TOTAL NON-INTEREST INCOME                                    212          260         403          463
                                                               ----------   ----------  ----------   ----------

NON-INTEREST EXPENSES

     Compensation and benefits                                        695          782       1,578        1,579
     Occupancy and equipment                                          224          176         421          357
     Data processing                                                  158          208         282          347
     Office supplies                                                   42           30          66           60
     Professional fees                                                 32           23          54           51
     Other                                                            260          214         495          430
                                                               ----------   ----------  ----------   ----------

         TOTAL NON-INTEREST EXPENSES                                1,411        1,433       2,896        2,824
                                                               ----------   ----------  ----------   ----------

         INCOME BEFORE INCOME TAXES                                   770          609       1,336        1,118

INCOME TAXES                                                          212          143         333          268
                                                               ----------   ----------  ----------   ----------

         NET INCOME                                            $      558   $      466  $    1,003   $      850
                                                               ==========   ==========  ==========   ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
-------------------------------------------------------------------------------------------------------------------
                                                         3

COLONIAL BANKSHARES, INC.
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                                                                     ACCUMULATED
                                                            UNEARNED                                    OTHER
                                               COMMON       PAID-IN       ESOP         RETAINED     COMPREHENSIVE
                                               STOCK        CAPITAL      SHARES        EARNINGS     INCOME (LOSS)        TOTAL
                                             ---------    ----------    ---------    -----------    --------------    ------------
                                                                            (IN THOUSANDS)
BALANCE - DECEMBER 31, 2003                  $      --    $        5    $      --    $    14,636    $          513    $    15,154

Comprehensive loss:
    Net income                                                                               850                              850
    Net change in unrealized loss on
    securities available for sale, net
    of reclassification adjustment and
    tax benefit of $1,072                                                                                   (1,420)        (1,420)
                                                                                                                      ------------

         TOTAL COMPREHENSIVE LOSS                                                                                            (570)
                                             ---------    ----------    ---------    -----------    --------------    ------------

BALANCE - JUNE 30, 2004                      $      --    $        5    $      --    $    15,486    $         (907)   $    14,584
                                             =========    ==========    =========    ===========    ==============    ============

BALANCE - DECEMBER 31, 2004                  $       -    $        5    $       -    $    16,483    $          360    $    16,848

Issuance of common stock, net of
    offering expenses of $940                      452        19,403                                                       19,855
Common stock acquired by ESOP                                              (1,664)                                         (1,664)
Comprehensive income:
    Net income                                                                             1,003                            1,003
    Net change in unrealized gain
    on securities available for
    sale, net of reclassification
    adjustment and tax expense of $71                                                                          106            106
                                                                                                                      ------------

         TOTAL COMPREHENSIVE INCOME                                                                                         1,109
                                             ---------    ----------    ---------    -----------    --------------    ------------

BALANCE - JUNE 30, 2005                      $     452    $   19,408    $  (1,664)   $    17,486    $          466    $    36,148
                                             =========    ==========    =========    ===========    ==============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
----------------------------------------------------------------------------------------------------------------------------------
                                                         4

COLONIAL BANKSHARES, INC.
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------------
                                                                                    2005             2004
                                                                               --------------   --------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $      1,003     $        850
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                          182              262
      Depreciation expense                                                               167              109
      Deferred income taxes                                                             (178)             356
      Net earnings on investment in life insurance                                       (41)             (46)
      Net gain on sales and calls of investment securities                               (22)             (33)
      Net amortization of loan fees                                                       (2)              49
      Amortization of premium and discount on securities, net                             48              347
      Decrease (increase) in accrued interest receivable and other assets                127             (965)
      Increase in accrued interest payable and other liabilities                          71              403
                                                                               --------------   --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,355            1,332
                                                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales                                                                 1,000           20,746
   Proceeds from calls, maturities and repayments of investments                       8,500            2,594
   Purchase of:
      Investment securities available for sale                                        (2,106)         (27,320)
      Mortgage-backed securities available for sale                                   (3,006)         (25,560)
      Investment securities held to maturity                                              --             (500)
      Property and equipment                                                            (477)            (320)
   Principal repayment of mortgage-backed securities                                   6,336            9,262
   Net increase in Federal Home Loan Bank Stock                                         (352)            (523)
   Net increase in loans receivable                                                  (12,980)         (18,937)
                                                                               --------------   --------------

         NET CASH USED IN INVESTING ACTIVITIES                                        (3,085)         (40,558)
                                                                               --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                     $     18,474     $     19,961
   Net increase (decrease) in short term borrowings                                  (13,890)          20,125
   Net proceeds from issuance of common stock                                         18,191               --
   Excess stock subscriptions received to be refunded                                  2,620               --
   Increase in advances from borrowers for taxes and insurance                           127              125
                                                                               --------------   --------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                    25,522           40,211
                                                                               --------------   --------------

         INCREASE IN CASH AND CASH EQUIVALENTS                                        23,792              985

CASH AND CASH EQUIVALENTS - BEGINNING                                           $      5,282     $      5,264
                                                                               --------------   --------------

CASH AND CASH EQUIVALENTS - ENDING                                              $     29,074     $      6,249
                                                                               ==============   ==============
SUPPLEMENTARY CASH FLOWS INFORMATION

   Interest paid                                                                $      3,025     $      1,999
                                                                               ==============   ==============

   Income taxes paid                                                            $        235     $        191
                                                                               ==============   ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
------------------------------------------------------------------------------------------------------------------
                                                         5

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

        On March 25, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company's offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 16, 2005. The offering was completed on June 30, 2005. In the offering, the Company sold 2,079,980 shares of its common stock at a price of $10.00 per share, and issued an additional 2,441,716 shares of its common stock to Colonial Bankshares, MHC, the Company's federally chartered mutual holding company.

        For a further discussion of the stock offering, see the Company's Prospectus as filed on June 1, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-123583).

        The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

2.      EARNINGS PER SHARE

        Earnings per share was not meaningful for the three and six months ended June 30, 2005, as the Company had publicly-held shares outstanding for only one day of the periods. Earnings per share was not meaningful for the three and six months ended June 30, 2004, as the Company had no publicly-held shares during the periods.

3.      STOCK BASED COMPENSATION

        The Company had no stock-based compensation as of June 30, 2005.

        The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 166,398 shares of common stock in the initial public offering with proceeds of a loan from the Company. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over fifteen years. The loan is secured by the shares of the stock purchased.

        As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statement of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $0 for the three and six months ended June 30, 2005.

        The following table presents the components of the ESOP shares:

                                                                2005
                                                              -------

         Shares released for allocation                             0
         Unreleased shares                                    166,398
                                                              -------

              Total ESOP shares                               166,398
                                                              =======

4.      COMPREHENSIVE INCOME

        Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                            ----------------------------------------------------
                                                                2005          2004        2005          2004
                                                            ----------------------------------------------------
                                                                                IN THOUSANDS)
         Other comprehensive income (loss):
           Unrealized holding gains (losses) on available
             for sale securities                                  1,449       (3,241)         199       (2,459)
           Reclassification adjustment for net gains
             realized in net income                                 (22)         (33)         (22)         (33)
                                                            ------------  -----------  -----------  -----------

           Net Unrealized Gains (Losses)                          1,427       (3,274)         177       (2,492)

         Income tax expense (benefit)                               571       (1,310)          71       (1,072)
                                                            -----------   -----------  ----------   -----------

           Net of Tax Amount                                $       856   $   (1,964)  $      106   $   (1,420)
                                                            ===========   ===========  ==========   ===========

5.      CONTINGENT LIABILITIES AND GUARANTEES

        In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

        The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $780 thousand of standby letters of credit outstanding as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

6.      LOANS

        The components of loans at June 30, 2005 and December 31, 2004 are as follows:

                                             AT JUNE 30,                AT DECEMBER 31,
                                                2005                         2004
                                       ------------------------     ------------------------
                                        AMOUNT        PERCENT        AMOUNT        PERCENT
                                       ---------    -----------     ---------    -----------
                                                      (DOLLARS IN THOUSANDS)
         Real estate loans:
           One- to four-family
              residential...........   $  62,815           44.8%    $  56,478           44.4%
           Home equity loans and
              lines of credit.......      31,108           22.2        31,883           25.1
           Multi-family.............       1,686            1.2         1,825            1.4
           Commercial...............      28,807           20.6        25,786           20.3
           Construction.............       6,031            4.3         2,265            1.8
         Commercial.................       6,888            4.9         6,055            4.8
         Consumer and other.........       2,758            2.0         2,824            2.2
                                       ---------    -----------     ---------    -----------

         Total loans receivable.....   $ 140,093          100.0%    $ 127,116          100.0%
         Deferred loan costs (fees).        (329)                        (326)
         Allowance for loan losses..      (1,164)                        (990)
                                       ---------                    ---------

         Total loans receivable,
            net.....................   $ 138,600                    $ 125,800
                                       =========                    =========

        Nonaccrual loans amounted to approximately $183 thousand and $0 at June 30, 2005 and December 31, 2004, respectively.

7.      DEPOSITS

        Deposit accounts, by type, at June 30, 2005 and December 31, 2004 are summarized as follows:

                                                  AT JUNE 30, 2005                     AT DECEMBER 31, 2004
                                       ------------------------------------    -----------------------------------
                                                                  WEIGHTED                                WEIGHTED
                                                                   AVERAGE                                AVERAGE
                                         BALANCE      PERCENT       RATE         BALANCE     PERCENT       RATE
                                       ----------    ---------    ---------    ----------    ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
        DEPOSIT TYPE:
        Non-interest bearing
          demand..................     $   13,306         4.79%         --%    $    9,587        3.70%         --%
        Savings...................         66,755        24.02        1.49         68,152       26.27        1.31
        NOW accounts..............         37,189        13.38        1.17         28,579       11.02        0.61
        Super NOW accounts........         16,518         5.95        1.00         16,218        6.25        1.00
        Money market accounts.....         16,848         6.06        2.04         21,999        8.48        1.70
                                       ----------    ---------                 ----------    ---------
           Total transaction
            accounts..............        150,616        54.20        1.29        144,535       55.72        0.71

        Certificates of deposit...        127,265        45.80        3.56        114,872       44.28        3.19
                                       ----------    ---------                 ----------    ---------

           Total deposits.........     $  277,881       100.00%       2.33%    $  259,407      100.00%       2.04%
                                       ==========    =========                 ==========   =========

8.      PHANTOM STOCK APPRECIATION RIGHTS INCENTIVE PLAN

        The Company terminated the Phantom Stock Appreciation Rights Incentive Agreements, a deferred compensation plan, that existed between the Company and various officers, directors, and one former director of Colonial Bank, FSB. The termination of the agreements resulted in a reduction in compensation and benefits expense of approximately $201,000 for the three months ended June 30, 2005, which represented an excess accrual after distribution of amounts due to participants under the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses.

        ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

        We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate. For example, over the past three years, our allowance for loan losses as a percentage of average loans outstanding has ranged from 0.72% to 0.97%, while our net charge-offs as a percentage of average loans outstanding has ranged from 0.03% to 0.09%. Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

        The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

        Total assets increased $26.7 million, or 9.2%, to $317.8 million at June 30, 2005, from $291.1 million at December 31, 2004. The increase was the result of increases in loans receivable and cash and amounts due from banks, partially offset by a decrease in securities available for sale and securities held to maturity. The increase in cash and amounts due from banks was primarily a result of the proceeds received from customers for the purchase of stock in the Company's stock offering.

        Net loans receivable increased by $12.8 million, or 10.2%, to $138.6 million at June 30, 2005 from $125.8 million at December 31, 2004. One- to four-family residential real estate loans, which comprise nearly half of our loan portfolio, increased $6.3 million, or 11.2%, to $62.8 million at June 30, 2005 from $56.5 million at December 31, 2004, reflecting a continued increase in our marketing efforts. Commercial real estate loans increased $3.0 million, or 11.7%, to $28.8 million at June 30, 2005 from $25.8 million at December 31, 2004. The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting, in part, from the expansion of our commercial lending staff in recent years.

        Securities available for sale decreased $7.9 million, or 6.0%, to $123.3 million at June 30, 2005 from $131.2 million at December 31, 2004. The decrease was the result of $7.7 million in principal amortization, $5.3 million in calls, maturities and sales of mortgage-backed and investment securities and a $177.3 thousand increase in the fair value of securities available for sale, offset by $5.1 million in purchases of mortgage-backed and investment securities. In addition, securities held to maturity decreased $2.7 million, or 14.6%, to $15.9 million at June 30, 2005 from $18.6 million at December 31, 2004, resulting from maturities and amortization.

        Deposits increased $18.5 million, or 7.1%, to $277.9 million at June 30, 2005 from $259.4 million at December 31, 2004. The largest increase was in certificates of deposit, which increased $12.4 million, or 10.8%, to $127.3 million at June 30, 2005 from $114.9 million at December 31, 2004. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. NOW accounts increased $8.6 million, or 30.1%, while money market deposit accounts decreased $5.2 million, or 23.4%. The increase in NOW accounts is due to the increase of public fund NOW accounts in the amount of $6.6 million from December 31, 2004 to June 30, 2005.

        Short-term borrowings decreased to $0 at June 30, 2005 from $13.9 million at December 31, 2004. We reduced our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and pay downs of securities, discussed above, exceeded the cash we needed to fund loan originations.

        Total stockholders' equity increased $19.3 million to $36.1 million at June 30, 2005 from $16.8 million at December 31, 2004. This increase was attributable to net proceeds of $18.2 million in connection with the Company's initial public offering, net income of $1.0 million, and an increase in accumulated other comprehensive income of $106 thousand. Accumulated other comprehensive income increased as a result of changes in the net unrealized gains on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

        GENERAL. Net income increased $92 thousand, or 19.7%, to $558 thousand for the three months ended June 30, 2005 from $466 thousand for the three months ended June 30, 2004. The largest component of this increase was due to a decrease in the provision for loan losses of $120 thousand. In addition, non-interest expenses were reduced by $201 thousand due to the termination of the Phantom Stock Appreciation Rights Incentive Plan.

        INTEREST INCOME. Interest income increased $575 thousand, or 18.9%, to $3.6 million for the three months ended June 30, 2005 from $3.0 million for the three months ended June 30, 2004. The increase in interest income resulted from a $563 thousand increase in interest income on loans and a $12 thousand increase in interest income on mortgage-backed and investment securities.

        Interest income on loans increased $563 thousand, or 39.7%, to $2.0 million for the three months ended June 30, 2005 from $1.4 million for the three months ended June 30, 2004. The average balance of loans increased $37.2 million, or 37.9%, to $135.2 million for the three months ended June 30, 2005 from $98.0 million for the three months ended June 30, 2004. Also, the average yield on loans increased eight basis points to 5.86% for the three months ended June 30, 2005 from 5.78% for the three months ended June 30, 2004. The increase in the average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans. The average balance of one- to four-family residential estate loans increased $21.0 million to $62.4 million for the three months ended June 30, 2005 from $41.4 million for the three months ended June 30, 2004. This increase in the average balance of one- to four-family residential real estate loans reflected, in part, our increased marketing efforts, including hiring additional mortgage solicitors. The average balance of commercial loans increased $8.9 million to $32.8 million for the three months ended June 30, 2005 from $23.9 million for the three months ended June 30, 2004.

        Interest income on securities remained constant at $1.6 million for the three months ended June 30, 2005 and 2004. The average balance in securities decreased $19.3 million to $140.7 million for the three months ended June 30, 2005 from $160.1 million for the three months ended June 30, 2004. The decrease in the average balance of securities was offset by an increase in the average yield on securities of 59 basis points.

        INTEREST EXPENSE. Interest expense increased $508 thousand, or 47.4%, to $1.6 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 30, 2004. The increase resulted primarily from an increase in interest expense on deposits of $573 thousand.

        Interest expense on interest-bearing deposits increased by $573 thousand, or 57.1%, to $1.6 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increase in interest expense on interest-bearing deposits was due to a $44.8 million, or 20.1%, increase in the average balance of interest-bearing deposits to

$267.9 million for the three months ended June 30, 2005 from $223.1 million for the three months ended June 30, 2004. In addition, the average rate paid on interest-bearing deposits increased 55 basis points to 2.35% for the three months ended June 30, 2005 from 1.80% for the three months ended June 30, 2004. We experienced increases in the average balances of all categories of interest-bearing deposits except the money market account, with the most significant increases occurring in certificates of deposit and NOW accounts, which increased $27.3 million, or 26.7%, and $14.8 million, or 39.9%, respectively. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. With the exception of money market deposit accounts, the average cost of all deposit accounts increased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

        Interest expense on short-term borrowings decreased $65 thousand to $3 thousand for the three months ended June 30, 2005 from $68 thousand for the three months ended June 30, 2004. This decrease was due to a $19.6 million decrease in the average balance of borrowings to $1.1 million for the three months ended June 30, 2005, and a 17 basis point decrease in the average cost of such borrowings to 1.14% for the three months ended June 30, 2005 from 1.31% for the three months ended June 30, 2004.

        NET INTEREST INCOME. Net interest income remained level at $2.0 million for the three months ended June 30, 2005 and 2004. Our net interest margin decreased ten basis points to 2.96% for the three months ended June 30, 2005 from 3.06% for the three months ended June 30, 2004, and our net interest rate spread decreased six basis points to 2.90% for the three months ended June 30, 2005 from 2.96% for the three months ended June 30, 2004.

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

        Based on our evaluation of the above factors, we recorded a provision for loan losses of $75 thousand for the three months ended June 30, 2005 and a provision for loan losses of $195 thousand for the three months ended June 30, 2004. The provisions recorded reflected net chargeoffs of approximately $0 and $2 thousand for the three months ended June 30, 2005 and 2004, respectively. The allowance for loans losses was $1.2 million, or 0.83% of total loans, at June 30, 2005, compared to $922 thousand, or 0.86% of total loans at June 30, 2004. The gross loan portfolio increased $33.5 million, or 31.4%, to $140.1 million at June 30, 2005 from $106.6 million at June 30, 2004. In the absence of other factors, our allowance for loan losses would increase as our loan portfolio increases, reflecting increased losses inherent in the portfolio. The allowance for loan losses represented 636.4% of nonaccrual loans at June 30, 2005 and at June 30, 2004 the Company had no nonaccrual loans. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the reported periods.

        NONINTEREST INCOME. Noninterest income was $212 thousand for the three months ended June 30, 2005 and $260 thousand for the three months ended June 30, 2004. All categories of noninterest income decreased between the periods, although there were no material deviations between categories for the periods.

        NONINTEREST EXPENSE. Noninterest expense remained constant at $1.4 million for the three months ended June 30, 2005 and 2004. Compensation and benefits expense decreased $87 thousand to $695 thousand for the three months ended June 30, 2005 from $782 thousand for the three months ended June 30, 2004. Normal salary increases, the addition of management-level employees and increases in benefit costs were offset by a reduction in incentive plan costs with the termination of the Phantom Stock Appreciation Rights Incentive Plan. The termination of the incentive plan, in May 2005, resulted in an expense reversal of $201 thousand, which represented an excess accrual after distribution of amounts due to participants. The Company expects compensation and benefits expense to increase in the future due to expenses associated with the implementation of the employee stock ownership plan. Occupancy and equipment expense increased approximately $48 thousand. Data processing expense decreased $50 thousand. This decrease in data processing costs was due to one-time deconversion costs associated with a change in our service bureau that were included for the three months ended June 30, 2004. Other expenses increased approximately $46 thousand. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with being a public company.

        INCOME TAX EXPENSE. The provision for income taxes was $212 thousand for the three months ended June 30, 2005, compared to $143 for the three months ended June 30, 2004, reflecting effective tax rates of 27.5% and 23.5%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

        GENERAL. Net income increased $153 thousand, or 18.0%, to $1.0 million for the six months ended June 30, 2005 from $850 thousand for the six months ended June 30, 2004. The principal reason for the increase was a $270 thousand increase in net interest income.

        INTEREST INCOME. Interest income increased $1.2 million, or 20.6%, to $7.0 million for the six months ended June 30, 2005 from $5.8 million for the six months ended June 30, 2004. The increase in interest income resulted from a $1.1 million increase in interest income on loans and a $108 thousand increase in interest income on mortgage-backed and investment securities.

        Interest income on loans increased $1.1 million, or 40.2%, to $3.8 million for the six months ended June 30, 2005 from $2.7 million for the six months ended June 30, 2004. The average balance of loans increased $37.7 million, or 40.1%, to $131.7 million for the six months ended June 30, 2005 from $94.0 million for the six months ended June 30, 2004. The increase in average balance of loans accounted for the increase in interest income while the average yield remained level at 5.80%. The increase in average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans. The increase in average balance of one- to four-family residential estate loans reflected, in part, our increased marketing efforts, including hiring additional mortgage solicitors. The increase in average balance of commercial real estate loans reflected our continued emphasis on originating this type of loan, resulting, in part, from expanding our commercial lending staff in recent years.

        Interest income on securities increased $108 thousand, or 3.5%, to $3.2 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. This increase was due to an increase in the average yield on securities offset by a decrease in the average balance of securities.

        INTEREST EXPENSE. Interest expense increased $933 thousand, or 44.7%, to $3.0 million for the six months ended June 30, 2005 from $2.1 million for the six months ended June 30, 2004.

        Interest expense on interest-bearing deposits increased by $957 thousand, or 47.7%, to $3.0 million for the six months ended June 30, 2005 from $2.0 million for the six months ended June 30, 2004. The increase in interest expense on interest-bearing deposits was due to a $39.1 million, or 17.6%, increase in the average balance of interest-bearing deposits to $260.9 million for the six months ended June 30, 2005 from $221.8 million for the six months ended June 30, 2004. In addition, the average rate paid on interest-bearing deposits increased 46 basis points to 2.27% for the six months ended June 30, 2005 from 1.81% for the six months ended June 30, 2004. We experienced increases in the average balances of all categories of interest-bearing deposits except for money market deposit accounts, with the most significant increases occurring in certificates of deposit and NOW accounts, which increased $23.2 million, or 22.8%, and $12.0 million, or 32.8%, respectively. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. With the exception of money market deposit accounts, the average cost of all deposit accounts increased for the six months ended June 30, 2005.

        Interest expense on short-term borrowings decreased $24 thousand to $56 thousand for the six months ended June 30, 2005 from $80 thousand for the six months ended June 30, 2004. This decrease was due to a $7.3 million decrease in the average balance of borrowings to $5.2 million for the six months ended June 30, 2005 from $12.6 million for the six months ended June 30, 2004, offset by an 87 basis point increase in the average cost of such borrowings to 2.14% for the six months ended June 30, 2005 from 1.27% for the six months ended June 30, 2004.

        NET INTEREST INCOME. Because the increase in our interest income was greater than our increase in interest expense, net interest income increased by $270 thousand, or 7.2%, to $4.0 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. Our net interest margin decreased ten basis points to 2.91% for the six months ended June 30, 2005 from 3.01% for the six months ended June 30, 2004, and our net interest rate spread decreased eight basis points to 2.83% for the six months ended June 30, 2005 from 2.91% for the six months ended June 30, 2004.

        PROVISION FOR LOAN LOSSES. We recorded a provision for loan losses of $182 thousand for the six months ended June 30, 2005 and a provision for loan losses of $262 thousand for the six months ended June 30, 2004. The provisions recorded reflected net chargeoffs of approximately $8 thousand and $7 thousand for the six months ended June 30, 2005 and 2004, respectively.

        NONINTEREST INCOME. Noninterest income was $403 thousand for the six months ended June 30, 2005 and $463 thousand for the six months ended June 30, 2004. All categories of noninterest income decreased between the periods, although there were no material deviations between categories for the periods.

        NONINTEREST EXPENSE. Noninterest expense increased $72 thousand, or 2.6%, to $2.9 million for the six months ended June 30, 2005 from $2.8 million for the six months ended June 30, 2004. Compensation and benefits expense remained level at $1.6 million for the six months ended June 30, 2005 and 2004. Normal salary increases, the addition of management-level employees and increases in benefit costs were offset by a reduction in incentive plan costs with the termination of the Phantom Stock Appreciation Rights Incentive Plan. The termination of the incentive plan, in May 2005, resulted in an expense reversal of $201 thousand which represented an excess accrual after distribution of amounts due to participants. The Company expects compensation and benefits expense to increase in the future due to expenses associated with the implementation of the employee stock ownership plan. Occupancy and equipment expense increased $64 thousand, or 17.9%. This increase was mainly due to increased depreciation expense. Data processing expense decreased $65 thousand. This decrease in data processing costs was due to one-time deconversion costs associated with a change in our service bureau that were included for the six months ended June 30, 2004. Other expenses increased $65 thousand. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with being a public company.

        INCOME TAX EXPENSE. The provision for income taxes was $333 thousand for the six months ended June 30, 2005, compared to $268 thousand for the six months ended June 30, 2004, reflecting effective tax rates of 24.9% and 24.0%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

        We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

        Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $29.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $123.3 million at June

30, 2005. In addition, at June 30, 2005, we had the ability to borrow a total of approximately $25.7 million from the Federal Home Loan Bank of New York. On that date, we had no advances outstanding.

        At June 30, 2005, we had $7.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $10.3 million in unadvanced funds to borrowers. Certificates of deposit due within one year of June 30, 2005 totaled $56.7 million, or 20.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

        We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

        We will be refunding the excess subscriptions we received from our initial public offering that was completed on June 30, 2005. The amount of the refund will be $2.6 million.

        Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2005, we originated $27.9 million of loans and purchased $5.1 million of securities. For the six months ended June 30, 2004, we originated $41.1 million of loans and purchased $53.4 million of securities. We have not sold any loans in recent periods.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $18.5 million and $20.0 million for the six months ended June 30, 2005 and 2004, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

        Short-term borrowings reflected a net decrease of $13.9 million for the six months ended June 30, 2005 and reflected a net increase of $20.1 million for the six months ended June 30, 2004. Short-term Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

        We plan to build a new administrative headquarters/full-service office in Vineland, New Jersey and a branch office in Buena, New Jersey. We have budgeted approximately $6.3 million for the construction of these new banking facilities, for which we have already spent $1.5 million as of June 30, 2005. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the third calendar quarter of 2006, and opening the branch office in the second calendar quarter of 2006. However, because building these facilities is subject to state and local government approval, we cannot assure you that we will be able to open these facilities by these dates, or that we will be able to complete construction even if we expend significant funds on the construction projects.

        Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, Colonial Bank, FSB exceeded all of the Federal Deposit Insurance Corporation regulatory capital requirements. Colonial Bank, FSB is considered "well capitalized" under regulatory guidelines.

        The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the capital raised in the offering, return on equity will be adversely impacted following the offering.

RECENT ACCOUNTING STANDARDS

        In December 2004, FASB issued Statement No. 123 (revised 2004), "Share-Based Payment." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's instruments or that may be settled by the issuance of such equity instruments. Statement No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB's SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R; however, adoption of this statement could materially impact the amount of compensation and benefits expense incurred for future financial statements reporting if the Company has a stock award program in place after the proposed statement becomes effective. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

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

                During the quarter ended June 30, 2005, the Company hired a Vice-President/Controller to participate with current management in the financial reporting process and to enhance the internal control environment related to financial reporting. There were no additional changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                At June 30, 2005, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition, results of operations or cash flows.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        (a)     Not applicable.

        (b) On October 1, 2004, the Company's Board of Directors adopted a Plan of Stock Issuance (the "Plan"). On March 25, 2005 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (File No. 333-123583) with respect to the shares to be offered and sold pursuant to the Plan. The Company registered for offer and sale 2,250,895 shares of common stock, par value $0.10 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 16, 2005.

                Ryan, Beck & Co., Inc. was engaged to assist in the marketing of the common stock. For their services, Ryan, Beck & Co., Inc. received an administrative services fee of $25,000 and a sales fee equal to 1.0% of the dollar amount of the shares of common stock sold in the subscription and community offerings, except that no fee was payable to Ryan Beck & Co., Inc. with respect to shares purchased by officers, directors and employees or their immediate families, or shares purchased by the Company's tax-qualified and non-qualified employee benefit plans. In addition, Ryan, Beck & Co., Inc. was reimbursed for expenses, including attorney fees.

                The stock offering, which was completed on June 30, 2005, resulted in gross proceeds of $20.8 million, through the sale of 2,079,980 shares at a price of $10.00 per share. Expenses related to the offering were approximately $940,000, including the expenses paid to Ryan, Beck & Co., Inc. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $19.9 million.

                The Company lent approximately $1.7 million to the ESOP of the Bank.

                Approximately $1.6 million of the net proceeds of the offering were retained by the Company, and the remainder of the net proceeds was contributed to the Bank. All of such proceeds have been invested in short-term investments.

        (c) There were no issuer purchases of equity securities during the quarter ended June 30, 2005.

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

                                        COLONIAL BANKSHARES, INC.
                                        Registrant


August 8, 2005                          By: /s/ Edward J. Geletka
--------------                          -------------------------
Date:                                   Edward J. Geletka
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


August 8, 2005                          By: /s/ L. Joseph Stella, III
--------------                          -----------------------------
Date:                                   L. Joseph Stella, III
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Accounting
                                        and Financial Officer)