Form 10QSB
period 2005-09-30
Colonial Bankshares Inc
filed 2005-11-14
CIK 1317019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     SEPTEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________

        Commission file number 0-51385
                               -------

                            COLONIAL BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

           UNITED STATES OF AMERICA                       90-0183739
       (State or other jurisdiction of             (I.R.S. Employer ID No.)
        incorporation or organization)

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

                        (1)     [X]     Yes      [ ]    No
                        (2)     [X]     Yes      [ ]    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                [ ]     Yes      [X]    No

State the number of shares outstanding of each of the issuer's classes of common equity as of November 4, 2005.

           4,521,696 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one),  [ ] Yes     [X] No

                                TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION                                       PAGE
------          ---------------------                                       ----

Item 1          Consolidated Statements of Financial Condition                2
                Consolidated Statements of Income                             3
                Consolidated Statements of Stockholders' Equity               4
                Consolidated Statements of Cash Flows                         5
                Notes to Consolidated Financial Statements                    6

Item 2          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      12

Item 3           Controls and Procedures                                     22

PART II         OTHER INFORMATION
-------         -----------------

Item 1          Legal Proceedings                                            22

Item 2          Unregistered Sales of Equity Securities and Use
                    of Proceeds                                              22

Item 3          Defaults Upon Senior Securities                              22

Item 4          Submission of Matters to Vote of Security Holders            22

Item 5          Other Information                                            22

Item 6          Exhibits                                                     23

                Signatures                                                   24

Exhibit 31.1    Certification of Chief Executive Officer Pursuant
                to Section 302 of Sarbanes-Oxley Act of 2002                 25

Exhibit 31.2    Certification of Chief Financial Officer Pursuant
                to Section 302 of Sarbanes-Oxley Act of 2002                 26

Exhibit 32      Certification Pursuant to Section 906 of Sarbanes-Oxley
                Act of 2002                                                  27


PART I          FINANCIAL INFORMATION
-------------------------------------
ITEM 1.         FINANCIAL STATEMENTS

COLONIAL BANKSHARES, INC.
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                                                                September 30,     December 31,
                                                                                    2005              2004
                                                                                -------------    -------------
                                                                                 (unaudited)       (audited)
                                                                                (Dollars In Thousands, Except
                                                                                        Per Share Data)

                                                      ASSETS
Cash and amounts due from banks                                                 $       9,271    $       5,282
Investment securities available for sale                                              142,331          131,159
Investment securities held to maturity                                                 15,620           18,584
Loans receivable, net of allowance for loan losses of $1,200 at September 30,
     2005 and $990 at December 31, 2004                                               148,962          125,800
Federal Home Loan Bank stock                                                            1,376            1,024
Office properties and equipment, net                                                    4,249            3,946
Investment in life insurance                                                            2,376            2,314
Accrued interest receivable and other assets                                            3,350            2,941
                                                                                -------------    -------------

     Total Assets                                                               $     327,535    $     291,050
                                                                                =============    =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits:
          Noninterest-bearing                                                   $      17,046    $       9,587
          Interest-bearing                                                            270,476          249,820
                                                                                -------------    -------------
     Total deposits                                                                   287,522          259,407
     Short-term borrowings                                                              3,250           13,890
     Advances from borrowers for taxes and insurance                                      557              427
     Accrued interest payable and other liabilities                                       436              478
                                                                                -------------    -------------

         TOTAL LIABILITIES                                                            291,765          274,202
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY

     Preferred stock, 1,000,000 shares authorized and unissued                             --               --
     Common stock, par value $0.10 per share; authorized 10,000,000 shares;
         issued and outstanding 4,521,696 shares at September 30, 2005 and
         100 shares at December 31, 2004                                                  452               --
     Paid-in capital                                                                   19,408                5
     Unearned shares held by Employee Stock Ownership Plan                             (1,664)              --
     Retained earnings                                                                 17,906           16,483
     Accumulated other comprehensive income (loss)                                       (332)             360
                                                                                -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                                                    35,770           16,848
                                                                                -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     327,535    $     291,050
                                                                                =============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
-----------------------------------------------------------------------------------------------------------------
                                                         2


COLONIAL BANKSHARES, INC.
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                  ------------------------   ------------------------
                                                                     2005          2004         2005          2004
                                                                  ----------    ----------   ----------    ----------
                                                                     (Dollars in Thousands, except Per Share Data)
INTEREST INCOME
     Loans, including fees                                        $    2,118    $    1,565   $    5,940    $    4,292
     Mortgage-backed securities                                          499           558        1,418         1,566
     Securities:
         Taxable                                                         838           739        2,337         2,199
         Tax-exempt                                                      320           317          956           949
                                                                  ----------    ----------   ----------    ----------

         TOTAL INTEREST INCOME                                         3,775         3,179       10,651         9,006
                                                                  ----------    ----------   ----------    ----------

INTEREST EXPENSE
     Deposits                                                          1,668         1,164        4,632         3,170
     Short-term borrowings                                                 2            72           58           152
                                                                  ----------    ----------   ----------    ----------

         TOTAL INTEREST EXPENSE                                        1,670         1,236        4,690         3,322
                                                                  ----------    ----------   ----------    ----------

         NET INTEREST INCOME                                           2,105         1,943        5,961         5,684

PROVISION FOR LOAN LOSSES                                                 34           135          216           397
                                                                  ----------    ----------   ----------    ----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,071         1,808        5,745         5,287
                                                                  ----------    ----------   ----------    ----------

NON-INTEREST INCOME
     Fees and service charges                                            283           179          604           542
     Net gain on sales and calls of securities                            12            57           34            90
     Earnings on life insurance                                           21            23           62            69
     Other                                                                 -             8           19            29
                                                                  ----------    ----------   ----------    ----------

         TOTAL NON-INTEREST INCOME                                       316           267          719           730
                                                                  ----------    ----------   ----------    ----------

NON-INTEREST EXPENSES
     Compensation and benefits                                           998           844        2,576         2,423
     Occupancy and equipment                                             222           183          643           540
     Data processing                                                     146           162          428           508
     Office supplies                                                      37            28          103            89
     Professional fees                                                    65            31          119            82
     Other                                                               239           207          734           637
                                                                  ----------    ----------   ----------    ----------

         TOTAL NON-INTEREST EXPENSES                                   1,707         1,455        4,603         4,279
                                                                  ----------    ----------   ----------    ----------

         INCOME BEFORE INCOME TAXES                                      680           620        1,861         1,738

INCOME TAXES                                                             167           149          438           417
                                                                  ----------    ----------   ----------    ----------

         NET INCOME                                               $      513    $      471   $    1,423    $    1,321
                                                                  ==========    ==========   ==========    ==========


PER SHARE DATA (SEE NOTE 3):
         Earnings per share - basic and diluted                   $     0.12            NA   $     0.12            NA
         Weighted average number of shares outstanding -
         basic and diluted                                         4,355,298            NA    4,355,298            NA


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
---------------------------------------------------------------------------------------------------------------------
                                                         3


COLONIAL BANKSHARES, INC.
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                                                              Accumulated
                                                                   Unearned                      Other
                                          Common       Paid-in       ESOP       Retained     Comprehensive
                                           Stock       Capital      Shares      Earnings     Income (Loss)      Total
                                        -----------   ---------   ----------   ----------   --------------    ---------
                                                                      (In Thousands)
BALANCE - DECEMBER 31, 2003             $         -   $       5   $        -   $   14,636   $          513    $  15,154

Comprehensive income:
   Net income                                                                       1,321                         1,321
   Net change in unrealized loss on
   securities available for sale, net
   of reclassification adjustment and
   tax benefit of $116                                                                                (221)        (221)
                                                                                                              ---------

      TOTAL COMPREHENSIVE INCOME                                                                                  1,100
                                        -----------   ---------   ----------   ----------   --------------    ---------

BALANCE - SEPTEMBER 30, 2004            $         -   $       5   $        -   $   15,957   $          292    $  16,254
                                        ===========   =========   ==========   ==========   ==============    =========



                                                                                              Accumulated
                                                                   Unearned                      Other
                                          Common       Paid-in       ESOP       Retained     Comprehensive
                                           Stock       Capital      Shares      Earnings     Income (Loss)      Total
                                        -----------   ---------   ----------   ----------   --------------    ---------
                                                                      (In Thousands)

BALANCE - DECEMBER 31, 2004             $         -   $       5   $        -   $   16,483   $          360    $  16,848

Issuance of common stock, net of
   offering expenses of $940                    452      19,403                         -                -       19,855
Common stock acquired by ESOP                     -           -       (1,664)           -                -       (1,664)
Comprehensive income:
   Net income                                                                       1,423                         1,423
   Net change in unrealized loss on
   securities available for sale, net
   of reclassification adjustment and
   tax benefit of $461                                                                                (692)        (692)
                                                                                                              ---------

         TOTAL COMPREHENSIVE INCOME                                                                                 731
                                        -----------   ---------   ----------   ----------   --------------    ---------

BALANCE - SEPTEMBER 30, 2005            $       452   $  19,408   $   (1,664)  $   17,906   $         (332)   $  35,770
                                        ===========   =========   ==========   ==========   ==============    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
-----------------------------------------------------------------------------------------------------------------------
                                                         4


COLONIAL BANKSHARES, INC.
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                                                       Nine Months Ended September 30,
                                                                                    ---------------------------------------
                                                                                          2005                   2004
                                                                                    ----------------       ----------------
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $          1,423       $          1,321
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                  216                    397
      Depreciation expense                                                                       250                    165
      Deferred income taxes                                                                        9                    325
      Net earnings on investment in life insurance                                               (62)                   (69)
      Net gain on sales and calls of investment securities                                       (34)                   (90)
      Net amortization of loan fees                                                              (14)                    85
      Amortization of premium and discount on securities, net                                     71                    401
      Decrease (increase) in accrued interest receivable and other assets                         42                 (1,279)
      Increase (decrease) in accrued interest payable and other liabilities                      (42)                   278
                                                                                    ----------------       ----------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,859                  1,534
                                                                                    ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of investments                                                          1,000                 32,802
   Proceeds from calls, maturities and repayments of investments                              11,235                  3,676
   Purchase of:
      Investment securities available for sale                                               (10,198)               (40,394)
      Mortgage-backed securities available for sale                                          (22,125)               (28,212)
      Investment securities held to maturity                                                       -                   (500)
      Property and equipment                                                                    (553)                  (417)
   Principal repayment of mortgage-backed securities                                          10,691                 12,719
   Net increase in Federal Home Loan Bank Stock                                                 (352)                   (31)
   Net increase in loans receivable                                                          (23,364)               (30,333)
                                                                                    ----------------       ----------------

         NET CASH USED IN INVESTING ACTIVITIES                                               (33,666)               (50,690)
                                                                                    ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                   28,115                 37,019
   Net increase (decrease) in short term borrowings                                          (10,640)                11,930
   Net proceeds from issuance of common stock                                                 18,191                      -
   Increase in advances from borrowers for taxes and insurance                                   130                    152
                                                                                    ----------------       ----------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                            35,796                 49,101
                                                                                    ----------------       ----------------

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      3,989                    (55)

CASH AND CASH EQUIVALENTS - BEGINNING                                                          5,282                  5,264
                                                                                    ----------------       ----------------

CASH AND CASH EQUIVALENTS - ENDING                                                  $          9,271       $          5,209
                                                                                    ================       ================
SUPPLEMENTARY CASH FLOWS INFORMATION
   Interest paid                                                                    $          4,686       $          3,282
                                                                                    ================       ================

   Income taxes paid                                                                $            404       $            432
                                                                                    ================       ================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
---------------------------------------------------------------------------------------------------------------------------
                                                         5

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

        The consolidated financial statements include the accounts of Colonial Bankshares, Inc. and its wholly-owned subsidiary, Colonial Bank, FSB. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

        The Bank maintains its executive offices and main branch in Bridgeton, New Jersey with branches in Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey. The Bank's principal business consists of attracting customer deposits and investing these deposits primarily in investments and single-family residential, commercial and consumer loans.

2.      PRIOR PERIOD ADJUSTMENT

        During the third quarter of 2005, as a result of the Company's internal accounting review, the Company identified an error that resulted in an overstatement of interest income earned on investment securities. As a result of the overstatement of interest income earned on investment securities, a prior period adjustment is necessary to the Company's financial results as previously reported in the Company's Quarterly Reports on Form 10-QSB for the Quarters Ended March 31, 2005 and June 30, 2005. In November 2004, the Company completed a core data processing and an investment security program conversion. The error in the financial statements resulted from an error in the application of the new investment security program as it related to the calculation of accrued interest on investment securities.

        The effects of the accounting error on the respective categories of the Consolidated Statements of Income as disclosed in the Quarterly Reports on Form 10-QSB for the Quarters Ended March 31, 2005 and June 30, 2005 are noted in the following table. Earnings per share was not meaningful as the Company had no publicly-held shares for the three months ended March 31, 2005 and the Company had publicly-held shares outstanding for only one day for the three months ended June 30, 2005. The effect on the financial statements of the Company for the three month period and for the year ended December 31, 2004 was not material.

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       ------------------          ----------------
                                                                     MARCH 31,      JUNE 30,           JUNE 30,
                                                                     ---------      --------           -------
                                                                       2005           2005               2005
                                                                       ----           ----               ----
                                                                                 (In thousands)
        Total interest income (as originally reported)                $ 3,408        $ 3,623           $ 7,031
        Effect of accounting error on total interest income               (73)           (82)             (155)
                                                                      -------        -------           -------
        Total interest income (restated)                              $ 3,335        $ 3,541           $ 6,876
                                                                      =======        =======           =======

        Net interest income (as originally reported)                  $ 1,967        $ 2,044           $ 4,011
        Effect of accounting error on net interest income                 (73)           (82)             (155)
                                                                      -------        -------           -------
        Total net interest income (restated)                          $ 1,894        $ 1,962           $ 3,856
                                                                      =======        =======           =======

        Income before income taxes (as originally reported)           $   564        $   770           $ 1,336
        Effect of  accounting  error on income  before income             (73)           (82)             (155)
                                                                      -------        -------           -------
        taxes
        Income before income taxes (restated)                         $   491        $   688           $ 1,181
                                                                      =======        =======           =======

        Income taxes (as originally reported)                         $   121        $   212           $   333
        Effect of accounting error on income taxes                        (29)           (33)              (62)
                                                                      -------        -------           -------
        Income taxes (restated)                                       $    92        $   179           $   271
                                                                      =======        =======           =======

        Net income (as originally reported)                           $   445        $   558           $ 1,003
        Effect of accounting error on net income                          (44)           (49)              (93)
                                                                      -------        -------           -------
        Net income (restated)                                         $   401        $   509           $   910
                                                                      =======        =======           =======

        Regulatory capital ratios are not materially affected by the prior period adjustment for the quarterly periods ended March 31, 2005 and June 30, 2005

        The Company has improved its internal control over investment interest income by incorporating tests of the accrued interest on investment securities. Also, the Audit Committee of the Company has requested the newly engaged firm that performs the internal audit function to perform a comprehensive audit of the investment function.

3.      EARNINGS PER SHARE

        The company currently maintains a simple capital structure; there are no dilutive effects on earnings per share. Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the period.

        The calculation of earnings per share as disclosed for the nine months ended September 30, 2005 utilizes net income only since June 30, 2005, the date of the initial public offering. Earnings per share are not meaningful for the three and nine months ended September 30, 2004, as the Company had no publicly-held shares during the periods.

4.      STOCK BASED COMPENSATION

        The Company had no stock-based compensation as of September 30, 2005.

        The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 166,398 shares of common stock in the initial public offering using proceeds of a loan from the Company. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over fifteen years. The loan is secured by the shares of the stock purchased.

        As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company's contribution expense for the ESOP was $60 thousand for the three and nine months ended September 30, 2005.

        The following table presents the components of the ESOP shares:

                                                           2005
                                                           ----
        Shares released for allocation                         --
        Unreleased shares                                 166,398
                                                          -------

                Total ESOP shares                         166,398
                                                          =======

5.      COMPREHENSIVE INCOME

        Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                           --------------------------- ---------------------------
                                                               2005          2004          2005          2004
                                                           -------------------------------------------------------
                                                                               (In Thousands)
        Other comprehensive income (loss):
          Unrealized holding gains (losses) on available
            for sale securities                                  (1,318)        2,212        (1,119)         (247)
          Reclassification adjustment for net gains
            realized in net income                                  (12)          (57)          (34)          (90)
                                                           ------------  ------------  ------------  ------------

          Net unrealized gains (losses)                          (1,330)        2,155        (1,153)         (337)
        Income tax (expense) benefit                                532          (956)          461           116
                                                           ------------  ------------  ------------  ------------

          Net of tax amount                                $       (798) $      1,199  $       (692) $       (221)
                                                           ============  ============  ============  ============

6.      CONTINGENT LIABILITIES AND GUARANTEES

        In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

        The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $730 thousand of standby letters of credit outstanding as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

7.      INVESTMENT SECURITIES

        The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                         At September 30, 2005                At December 31, 2004
                                                      ---------------------------         ---------------------------
        (Dollars in thousands)                         Amortized        Fair               Amortized        Fair
                                                          Cost          Value                 Cost          Value
                                                      -----------   -------------         -----------   -------------
        Securities available-for-sale:
           Mortgage-backed ........................   $    56,031   $      55,602         $    43,670   $      43,709
           U. S. Government agency ................        29,053          28,789              25,096          25,152
           Corporate ..............................         9,345           9,315              10,600          10,732
           Mutual funds ...........................        13,185          13,014              12,865          12,839
           Municipal ..............................        23,833          24,033              23,634          23,928
           SBA pools ..............................        11,436          11,578              14,695          14,799
                                                      -----------   -------------         -----------   -------------
             Total securities available-for-sale ..   $   142,883   $     142,331         $   130,560   $     131,159
                                                      ===========   =============         ===========   =============

        Securities held-to-maturity:
           Mortgage-backed ........................   $     3,864   $       3,991         $     4,966   $       5,217
           U. S. Government agency ................             -               -               1,000           1,007
           Municipal ..............................         8,800           9,284               8,683           9,209
           Corporate ..............................         2,956           3,146               3,935           4,261
                                                      -----------   -------------         -----------   -------------
             Total securities held-to-maturity ....   $    15,620   $      16,421         $    18,584   $      19,694
                                                      ===========   =============         ===========   =============

8.      LOANS

        The components of loans at September 30, 2005 and December 31, 2004 are as follows:

                                                            At September 30,                    At December 31,
                                                                 2005                                2004
                                                      ---------------------------         ---------------------------
                                                         Amount        Percent              Amount         Percent
                                                      -----------   -------------         -----------   -------------
                                                          (Dollars in thousands)
        Real estate loans:
           One- to four-family residential ........   $    70,597           46.9%         $    56,478            44.4%
           Home equity loans and lines of credit ..        31,697           21.1               31,883            25.1
           Multi-family ...........................         1,681            1.1                1,825             1.4
           Commercial .............................        30,819           20.5               25,786            20.3
           Construction ...........................         6,319            4.2                2,265             1.8
        Commercial ................................         7,023            4.7                6,055             4.8
        Consumer and other ........................         2,343            1.5                2,824             2.2
                                                      -----------   -------------         -----------   -------------

        Total loans receivable ....................   $   150,479          100.0%         $   127,116           100.0%
        Deferred loan costs (fees) ................          (317)                               (326)
        Allowance for loan losses .................        (1,200)                               (990)
                                                      -----------                         -----------

        Total loans receivable, net ...............   $   148,962                         $   125,800
                                                      ===========                         ===========

        Nonaccrual loans amounted to approximately $157 thousand and $0 at September 30, 2005 and December 31, 2004, respectively.

9.      DEPOSITS

        Deposit accounts, by type, at September 30, 2005 and December 31, 2004 are summarized as follows:

                                                 At September 30, 2005                         At December 31, 2004
                                        ----------------------------------------     ----------------------------------------
                                                                      Weighted                                     Weighted
                                          Balance       Percent     Average Rate       Balance       Percent     Average Rate
                                        -----------   -----------   ------------     -----------   -----------   ------------
                                                                       (Dollars in thousands)
        DEPOSIT TYPE:
        Non-interest bearing demand.... $    17,046          5.93%         --%       $     9,587          3.70%         --%
        Savings........................      66,040         22.97        1.48             68,152         26.27        1.31
        NOW accounts...................      33,659         11.71        0.85             28,579         11.02        0.61
        Super NOW accounts.............      17,499          6.08        1.00             16,218          6.25        1.00
        Money market accounts..........      18,405          6.40        2.37             21,999          8.48        1.70
                                        -----------   -----------                    -----------   -----------
           Total transaction accounts..     152,649         53.09        1.23            144,535         55.72        0.71

        Certificates of deposit             134,873         46.91        3.71            114,872         44.28        3.19
                                        -----------   -----------                    -----------   -----------

           Total deposits.............. $   287,522        100.00%       2.39%       $   259,407        100.00%       2.04%
                                        ===========   ===========                    ===========   ===========

10.     PHANTOM STOCK APPRECIATION RIGHTS INCENTIVE PLAN

        In May 2005, the Company terminated the Phantom Stock Appreciation Rights Incentive Agreements, a deferred compensation plan, that existed between the Company and various officers, directors, and one former director of Colonial Bank, FSB. The termination of the agreements resulted in a reduction in compensation and benefits expense of approximately $201,000 for the nine months ended September 30, 2005, which represented an excess accrual after distribution of amounts due to participants under the agreements.

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

        We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate. Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, additional provisions to the allowance for loan losses may be required that would adversely impact earnings for future periods.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

        Total assets increased $36.4 million, or 12.5%, to $327.5 million at September 30, 2005, from $291.1 million at December 31, 2004. The increase was the result of increases in loans receivable, investment securities available for sale and cash and amounts due from banks, partially offset by a decrease in securities held to maturity.

        Net loans receivable increased by $23.2 million, or 18.4%, to $149.0 million at September 30, 2005 from $125.8 million at December 31, 2004. One- to four-family residential real estate loans, which comprise nearly half of our loan portfolio, increased $14.1 million, or 25.0%, to $70.6 million at September 30, 2005 from $56.5 million at December 31, 2004, reflecting a continued increase in our marketing efforts. Commercial real estate loans increased $5.0 million, or 19.4%, to $30.8 million at September 30, 2005 from $25.8 million at December 31, 2004. The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting, in part, from the expansion of our commercial lending staff in recent years.

        Securities available for sale increased $11.1 million, or 8.5%, to $142.3 million at September 30, 2005 from $131.2 million at December 31, 2004. The increase was the result of purchases of $32.3 million of mortgaged-backed and investment securities as the Company utilized the proceeds from the Company's initial public offering. The purchases were offset by $12.7 million in principal amortization, $7.1 million in calls, maturities and sales of mortgage-backed and investment securities and a $1.2 million decrease in the fair value of securities available for sale. Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment. In addition, securities held to maturity decreased $3.0 million, or 16.1%, to $15.6 million at September 30, 2005 from $18.6 million at December 31, 2004, resulting from maturities and amortization.

        Deposits increased $28.1 million, or 10.8%, to $287.5 million at September 30, 2005 from $259.4 million at December 31, 2004. The largest increase was in certificates of deposit, which increased $20.0 million, or 17.4%, to $134.9 million at September 30, 2005 from $114.9 million at December 31, 2004. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. Non-interest bearing demand accounts increased $7.5 million, or 77.8%. The increase in non-interest bearing demand accounts was due to increases in commercial accounts. NOW accounts increased $5.1 million, or 17.8%, while money market deposit accounts decreased $3.6 million, or 16.4%.

        Short-term borrowings decreased to $3.3 million at September 30, 2005 from $13.9 million at December 31, 2004. We reduced our outstanding borrowings because our net increase in deposits, proceeds received from the stock offering and the proceeds received from the calls, maturities and pay downs of securities, discussed above, exceeded the cash we needed to fund loan originations.

        Total stockholders' equity increased $19.0 million to $35.8 million at September 30, 2005 from $16.8 million at December 31, 2004. This increase was attributable to net proceeds of $18.2 million in connection with the Company's initial public offering and net income of $1.4 million, partially offset by a decrease in accumulated other comprehensive income of $692 thousand. Accumulated other comprehensive income decreased as a result of changes in the net unrealized losses on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

        GENERAL. Net income increased $42 thousand to $513 thousand for the three months ended September 30, 2005 from $471 thousand for the three months ended September 30, 2004.

        INTEREST INCOME. Interest income increased $596 thousand, or 18.7%, to $3.8 million for the three months ended September 30, 2005 from $3.2 million for the three months ended September 30, 2004. The increase in interest income resulted from a $553 thousand increase in interest income on loans and a $43 thousand increase in interest income on mortgage-backed and investment securities.

        Interest income on loans increased $553 thousand, or 35.3%, to $2.1 million for the three months ended September 30, 2005 from $1.6 million for the three months ended September 30, 2004. The average balance of loans increased $31.8 million, or 28.9%, to $142.2 million for the three months ended September 30, 2005 from $110.4 million for the three months ended September 30, 2004. Also, the average yield on loans increased 29 basis points to 5.96% for the three months ended September 30, 2005 from 5.67% for the three months ended September 30, 2004. The increase in the average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans. The average balance of one- to four-family residential real estate loans increased $21.5 million to $71.4 million for the three months ended September 30, 2005 from $49.9 million for the three months ended September 30, 2004. This increase in the average balance of one- to four-family residential real estate loans reflected, in part, our increased marketing efforts. The average balance of commercial loans increased $10.7 million to $37.7 million for the three months ended September 30, 2005 from $27.0 million for the three months ended September 30, 2004.

        Interest income on securities increased slightly to $1.7 million for the three months ended September 30, 2005 compared to $1.6 million for the three months ended September 30, 2004. The average balance in securities decreased $11.4 million to $147.5 million for the three months ended September 30, 2005 from $158.9 million for the three months ended September 30, 2004. The decrease in the average balance of securities was offset by an increase in the average yield on securities of 43 basis points.

        INTEREST EXPENSE. Interest expense increased $434 thousand, or 35.1%, to $1.7 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. The increase resulted primarily from an increase of $504 thousand in interest expense on deposits, partially offset by a reduction in interest expense on short-term borrowings.

        Interest expense on interest-bearing deposits increased by $504 thousand, or 43.3%, to $1.7 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. The increase in interest expense on interest-bearing deposits was due to a $28.3 million, or 11.8%, increase in the average balance of interest-bearing deposits to $267.9 million for the three months ended September 30, 2005 from $239.6 million for the three months ended September 30, 2004. In addition, the average rate paid on interest-bearing deposits increased 55 basis points to 2.49% for the three months ended September 30, 2005 from 1.94% for the three months ended September 30, 2004. We experienced increases in the average balances of all categories of interest-bearing deposits except the money market account, with the most significant increases occurring in certificates of deposit and NOW accounts. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. The average cost of all categories of deposit accounts increased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

        Interest expense on short-term borrowings decreased $70 thousand to $2 thousand for the three months ended September 30, 2005 from $72 thousand for the three months ended September 30, 2004. This decrease was due to a $15.0 million decrease in the average balance of borrowings to $181 thousand for the three months ended September 30, 2005 from $15.1 million for the three months ended September 30, 2004.

        NET INTEREST INCOME. Net interest income increased to $2.1 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. Our net interest margin increased 2 basis points to 2.91% for the three months ended September 30, 2005 from 2.89% for the three months ended September 30, 2004, and our net interest rate spread decreased 6 basis points to 2.72% for the three months ended September 30, 2005 from 2.78% for the three months ended September 30, 2004.

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

        Based on our evaluation of the above factors, we recorded a provision for loan losses of $34 thousand for the three months ended September 30, 2005 and a provision for loan losses of $135 thousand for the three months ended September 30, 2004. The provisions recorded reflected net chargeoffs of approximately $1 thousand and $8 thousand for the three months ended September 30, 2005 and 2004, respectively. The allowance for loans losses was $1.2 million, or 0.80% of total loans, at September 30, 2005, compared to $1.0 million, or 0.89% of total loans at September 30, 2004. The gross loan portfolio increased $32.5 million, or 27.5%, to $150.5 million at September 30, 2005 from $118.0 million at September 30, 2004. In the absence of other factors, our allowance for loan losses would increase as our loan portfolio increases, reflecting increased losses inherent in the portfolio. The allowance for loan losses represented 764.3% of nonaccrual loans at September 30, 2005 and at September 30, 2004 the Company had no nonaccrual loans. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the reported periods.

        NON-INTEREST INCOME. Non-interest income was $316 thousand for the three months ended September 30, 2005 and $267 thousand for the three months ended September 30, 2004. Fees and service charges on deposit accounts accounted for the increase in non-interest income while all other categories decreased between the periods.

        NON-INTEREST EXPENSE. Non-interest expense increased to $1.7 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. Compensation and benefits expense increased $154 thousand to $998 thousand for the three months ended September 30, 2005 from $844 thousand for the three months ended September 30, 2004. Normal salary increases, the addition of management-level employees, the implementation of the employee stock ownership plan and increases in benefit costs were offset by a reduction in incentive plan costs with the termination of the Phantom Stock Appreciation Rights Incentive Plan in May 2005. The Company expects compensation and benefits expense to increase in the future due to expenses associated with the implementation of the employee stock ownership plan and increased staffing requirements as we continue to grow. Occupancy and equipment expense increased approximately $39 thousand. Data processing expense decreased $16 thousand. This decrease in data processing costs was due to one-time deconversion costs associated with a change in our service bureau that were included for the three months ended September 30, 2004. Professional fees increased $34 thousand due to increases in legal and audit and accounting fees. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with being a public company and fees associated with complying with Sarbanes-Oxley. Other expenses increased approximately $32 thousand.

        INCOME TAX EXPENSE. The provision for income taxes was $167 thousand for the three months ended September 30, 2005, compared to $149 thousand for the three months ended September 30, 2004, reflecting effective tax rates of 24.6% and 24.0%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

        GENERAL. Net income increased $102 thousand, or 7.7%, to $1.4 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004. The principal reason for the increase was a $277 thousand increase in net interest income.

        INTEREST INCOME. Interest income increased $1.6 million, or 18.3%, to $10.7 million for the nine months ended September 30, 2005 from $9.0 million for the nine months ended September 30, 2004. The increase in interest income resulted from a $1.6 million increase in interest income on loans.

        Interest income on loans increased $1.6 million, or 38.4%, to $5.9 million for the nine months ended September 30, 2005 from $4.3 million for the nine months ended September 30, 2004. The average balance of loans increased $35.8 million, or 36.0%, to $135.3 million for the nine months ended September 30, 2005 from $99.5 million for the nine months ended September 30, 2004. The increase in average balance of loans accounted for the increase in interest income along with an increase in the average yield to 5.86% for the nine months ended September 30,

2005 from 5.75% for the nine months ended September 30, 2004. The increase in average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans. The increase in average balance of one- to four-family residential estate loans reflected, in part, our increased marketing efforts. The increase in average balance of commercial real estate loans reflected our continued emphasis on originating this type of loan, resulting, in part, from expanding our commercial lending staff in recent years.

        Interest income on securities remained constant at $4.7 million for the nine months ended September 30, 2005 and 2004. An increase in the average yield on securities was offset by a decrease in the average balance of securities.

        INTEREST EXPENSE. Interest expense increased $1.4 million, or 41.2%, to $4.7 million for the nine months ended September 30, 2005 from $3.3 million for the nine months ended September 30, 2004.

        Interest expense on interest-bearing deposits increased by $1.5 million, or 46.1%, to $4.6 million for the nine months ended September 30, 2005 from $3.2 million for the nine months ended September 30, 2004. The increase in interest expense on interest-bearing deposits was due to a $35.4 million, or 15.5%, increase in the average balance of interest-bearing deposits to $263.2 million for the nine months ended September 30, 2005 from $227.8 million for the nine months ended September 30, 2004. In addition, the average rate paid on interest-bearing deposits increased 49 basis points to 2.35% for the nine months ended September 30, 2005 from 1.86% for the nine months ended September 30, 2004. We experienced increases in the average balances of all categories of interest-bearing deposits except for money market deposit accounts, with the most significant increases occurring in certificates of deposit and NOW accounts. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. With the exception of money market deposit accounts, the average cost of all deposit accounts increased for the nine months ended September 30, 2005.

        Interest expense on short-term borrowings decreased $94 thousand to $58 thousand for the nine months ended September 30, 2005 from $152 thousand for the nine months ended September 30, 2004. This decrease was due to a $9.9 million decrease in the average balance of borrowings to $3.5 million for the nine months ended September 30, 2005 from $13.4 million for the nine months ended September 30, 2004, offset by a 68 basis point increase in the average cost of such borrowings to 2.19% for the nine months ended September 30, 2005 from 1.51% for the nine months ended September 30, 2004.

        NET INTEREST INCOME. Because the increase in our interest income was greater than our increase in interest expense, net interest income increased by $277 thousand, or 4.9%, to $6.0 million for the nine months ended September 30, 2005 from $5.7 million for the nine months ended September 30, 2004. Our net interest margin decreased six basis points to 2.91% for the nine months ended September 30, 2005 from 2.97% for the nine months ended September 30, 2004, and our net interest rate spread decreased seven basis points to 2.80% for the nine months ended September 30, 2005 from 2.87% for the nine months ended September 30, 2004.

        PROVISION FOR LOAN LOSSES. We recorded a provision for loan losses of $216 thousand for the nine months ended September 30, 2005 and a provision for loan losses of $397 thousand for the nine months ended September 30, 2004. The provisions recorded reflected net chargeoffs of approximately $6 thousand and $15 thousand for the nine months ended September 30, 2005 and 2004, respectively.

        NON-INTEREST INCOME. Non-interest income was $719 thousand for the nine months ended September 30, 2005 and $730 thousand for the nine months ended September 30, 2004. Fees and service charges on deposit accounts increased which was offset by decreases in the other categories of non-interest income.

        NON-INTEREST EXPENSE. Non-interest expense increased $324 thousand, or 7.6%, to $4.6 million for the nine months ended September 30, 2005 from $4.3 million for the nine months ended September 30, 2004. Compensation and benefits expense increased slightly $153 thousand to $2.6 million for the nine months ended September 30, 2005 from $2.4 million for the nine months ended September 30, 2004. Normal salary increases, the addition of management-level employees, increases in benefit costs and the implementation of an Employee Stock Ownership Plan ("ESOP") were offset by a reduction in incentive plan costs with the termination of the Phantom Stock Appreciation Rights Incentive Plan. The termination of the incentive plan, in May 2005, resulted in an expense reversal of $201 thousand, which represented an excess accrual after distribution of amounts due to participants. Occupancy and equipment expense increased $103 thousand, or 19.1%. This increase was mainly due to increased depreciation expense. Data processing expense decreased $80 thousand. This decrease in data processing costs was due to one-time deconversion costs associated with a change in our service bureau that were included for the nine months ended September 30, 2004. Professional fees increased $37 thousand. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with being a public company and fees associated with complying with Sarbanes-Oxley. Other expenses increased $97 thousand.

        INCOME TAX EXPENSE. The provision for income taxes was $438 thousand for the nine months ended September 30, 2005, compared to $417 thousand for the nine months ended September 30, 2004, reflecting effective tax rates of 23.5% and 24.0%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance.

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

At September 30, 2005, cash and cash equivalents totaled $9.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $142.3 million at September 30, 2005. In addition, at September 30, 2005, we had the ability to borrow a total of approximately $45.2 million from the Federal Home Loan Bank of New York. On that date, we had $3.3 million in advances outstanding.

        At September 30, 2005, we had $13.5 million in loan commitments and $1.0 million in security commitments outstanding. In addition to commitments to originate loans, we had $13.3 million in unadvanced funds to borrowers. Certificates of deposit due within one year of September 30, 2005 totaled $63.1 million, or 21.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

        We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

        Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2005, we originated $47.7 million of loans and purchased $32.3 million of securities. For the nine months ended September 30, 2004, we originated $41.1 million of loans and purchased $69.1 million of securities.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $28.1 million and $37.0 million for the nine months ended September 30, 2005 and 2004, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

        Short-term borrowings reflected a net decrease of $10.6 million for the nine months ended September 30, 2005 and reflected a net increase of $11.9 million for the nine months ended September 30, 2004. Short-term Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

        We plan to build a new administrative headquarters/full-service office in Vineland, New Jersey and a branch office in Buena Township, New Jersey. We have budgeted approximately $6.3 million for the construction of these new banking facilities, for which we have already spent $1.5 million as of September 30, 2005. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the first calendar quarter of 2007, and opening the branch office in the third calendar quarter of 2006. However, because building these facilities is subject to state and local government approval, we cannot assure you that we will be able to open these facilities by these dates, or that we will be able to complete construction even if we expend significant funds on the construction projects.

        Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered "well capitalized" under regulatory guidelines.

        The capital from the offering has significantly increased our liquidity and capital resources. The net proceeds from the initial public offering have been utilized for general corporate purposes, including the funding of lending activities and the purchase of investment securities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the capital raised in the offering, our return on equity has been adversely affected.

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

        In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.

        In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

        In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

        In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of 2006. We evaluated the provisions of FSB FAS 13-1 and do not believe that its adoption will have a material impact on the Company's financial condition or results of operations.

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

                During this quarter under report, the Company engaged an outside firm to perform the internal audit function. However, the Company believes there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                At September 30, 2005, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition, results of operations or cash flows.

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

                                        COLONIAL BANKSHARES, INC.
                                        Registrant


November 10, 2005                       By:  /s/ Edward J. Geletka
------------------                      --------------------------
Date:                                   Edward J. Geletka
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


November 10, 2005                       By:  /s/ L. Joseph Stella, III
------------------                      ------------------------------
Date:                                   L. Joseph Stella, III
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Accounting
                                        and Financial Officer)