Form 10KSB
period 2005-12-31
Colonial Bankshares Inc
filed 2006-03-30
CIK 1317019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        Commission File Number: 000-51385

                            COLONIAL BANKSHARES, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           FEDERAL                                     90-0183739
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

85 WEST BROAD STREET, BRIDGETON, NEW JERSEY                       08302
-------------------------------------------                   --------------
  (Address of Principal Executive Office)                       (Zip Code)

                                 (856) 451-5800
            --------------------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                     ---------------------------------------
                                (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES  X  .    NO     .
        -----       -----

(2)  YES  X  .    NO     .
        -----       -----

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

        The Registrant's revenues for the fiscal year ended December 31, 2005 were $15.7 million.

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

        Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

        As of March 15, 2006, there were 4,521,696 shares issued and outstanding of the Registrant's Common Stock, including 2,441,716 shares owned by Colonial Bankshares, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 15, 2006 was $20.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Annual Report to Stockholders (Parts II and IV)

                                     PART I

ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

        This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

COLONIAL BANKSHARES, MHC

        Colonial Bankshares, MHC is the federally chartered mutual holding company parent of Colonial Bankshares, Inc. Colonial Bankshares, MHC has not engaged in any significant business activity other than owning a majority of the outstanding shares of common stock of Colonial Bankshares, Inc. So long as Colonial Bankshares, MHC exists, it will own a majority of the outstanding shares of common stock of Colonial Bankshares, Inc. The executive offices of Colonial Bankshares, MHC are located at 85 West Broad Street, Bridgeton, New Jersey 08302, and its telephone number is (856) 451-5800. Colonial Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

COLONIAL BANKSHARES, INC.

        Colonial Bankshares, Inc. is the mid-tier stock holding company of Colonial Bank, FSB. Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding shares of common stock of Colonial Bank, FSB. Colonial Bankshares, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Colonial Bank, FSB. At December 31, 2005, Colonial Bankshares, Inc. had consolidated assets of $336.9 million, total deposits of $284.7 million and equity of $35.9 million. Colonial Bankshares, Inc.'s net income for the year ended December 31, 2005 was $1.8 million. The executive offices of Colonial Bankshares, Inc. are located at 85 West Broad Street, Bridgeton, New Jersey 08302, and its telephone number is
(856) 451-5800. Colonial Bankshares, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

        On March 25, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company's offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 16, 2005. The offering was completed on June 30, 2005. In the offering, the Company sold 2,079,980 shares of its common stock at a price of $10.00 per share, and issued an additional 2,441,716 shares of its common stock to Colonial Bankshares, MHC.

COLONIAL BANK, FSB

        Colonial Bank, FSB is a federally chartered savings bank headquartered in Bridgeton, New Jersey. Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 85 West Broad Street in Bridgeton, New Jersey, and its five branch offices located in Cumberland and Gloucester Counties, New Jersey. The telephone number at its main office is (856) 451-5800.

        Our principal business activity is the origination of one- to four-family residential real estate loans. We also offer home equity loans and lines of credit, commercial real estate loans, commercial business loans and, to a lesser extent, construction and consumer loans. We also invest in mortgage-backed securities and other investment securities. We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposits are our primary source of funds for our lending and investing activities. We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of New York. We emphasize exceptional personal service for our customers. Colonial Bank, FSB is subject to comprehensive regulation and examination by the Office of Thrift Supervision. Colonial Bank, FSB is a member of the Federal Home Loan Bank system.

GENERAL

        Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in Bridgeton, New Jersey and five branch offices in Cumberland and Gloucester Counties, New Jersey and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, construction loans, commercial business loans, consumer loans, and investment securities. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

MARKET AREA

        We primarily serve communities located in Cumberland and Gloucester Counties, New Jersey. Our primary market for loans and deposits is concentrated in these counties.

        There are many manufacturing and service industry companies in Cumberland County, while Gloucester County is a community for people who work in the greater Philadelphia, Pennsylvania area. As of November 2004, unemployment rates in Cumberland and Gloucester Counties were 6.4% and 4.4%, respectively, compared to 4.2% for the State of New Jersey and the national average of 5.2%. The population of Cumberland and Gloucester Counties increased at annual growth rates of approximately 0.3% and 1.3%, respectively, between 2000 and 2004, compared to an annual growth rate of 1.0% for the United States as a whole during the same period.

COMPETITION

        We face significant competition in both originating loans and attracting deposits. Cumberland and Gloucester Counties, New Jersey, which is our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees. As of June 30, 2005 (the latest date for which information is available), our market share of deposits represented 13.55% of deposits in Cumberland County, making us the third largest financial institution out of ten financial institutions in Cumberland County based upon deposit share as of that date. As of June 30, 2005, our market share of deposits represented 0.89% of deposits in Gloucester County, making us the sixteenth largest financial institution out of twenty-four financial institutions based on deposit share as of that date. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

        We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by emphasizing decentralized regional management and by focusing our marketing and community involvement on the specific needs of local communities. In addition, we seek to meet competition for loans by offering our current and prospective borrowers preferred rates and terms on deposit products for new lending business. We do not rely on any individual, group, or entity for a material portion of our deposits.

LENDING ACTIVITIES

        GENERAL. We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans. At December 31, 2005, our gross loan portfolio totaled $159.3 million compared to $127.1 million at December 31, 2004. We had no loans held for sale at December 31, 2005.

        As of December 31, 2005, $77.7 million, or 48.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans, $31.4 million, or 19.7% of our total loan portfolio, consisted of commercial real estate loans, $33.1 million, or 20.8% of our total loan portfolio, consisted of home equity loans and lines of credit, $6.9 million, or 4.3% of our total loan portfolio, consisted of commercial loans, $6.3 million, or 3.9% of our total loan portfolio, consisted of construction loans, $2.3 million, or 1.4% of our total loan portfolio, consisted of consumer loans and $1.7 million, or 1.1% of our total loan portfolio, consisted of multi-family mortgage loans.

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million, although we will originate loans in excess of this amount. This portfolio totaled $77.7 million, or 48.8% of our total loan portfolio at December 31, 2005.

        We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial terms of one, three or five years that amortize up to 30 years, although in recent years, due to the current market interest rate environment, we have not originated many adjustable-rate residential real estate loans. One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2006 is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as "jumbo loans," although the significant majority of the loans we have originated have been within conforming loan limits.

        We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to five years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At December 31, 2005, our adjustable-rate, one- to four-family residential real estate portfolio totaled $3.7 million.

        We require title insurance on all of our one- to four-family residential real estate loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. Nearly all residential real estate loans must have a mortgage escrow account from which disbursements are made for real estate taxes. We do not conduct environmental testing on residential real estate loans unless specific concerns for hazards are determined by the appraiser utilized in connection with the loan.

        HOME EQUITY LOANS AND LINES OF CREDIT. In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower's primary residence. At December 31, 2005, the outstanding balances of home equity loans totaled $29.1 million, or 18.3% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $4.0 million, or 2.5% of our total loan portfolio. The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower's last draw on the home equity line of credit. We review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower. Our home equity loans are generally originated as mortgages with fixed terms of five to fifteen years or with balloon maturities of three or five years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans. We underwrite home equity loans and lines of credit with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

        COMMERCIAL REAL ESTATE LENDING. We also originate real estate loans secured by first liens on commercial real estate. The commercial real estate properties are predominantly professional offices, manufacturing and retail facilities and shopping centers and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. We only purchase commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes. However, we will consider additional types of participation loans in the future. We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million. Loans secured by commercial real estate totaled $31.4 million, or 19.7% of our total loan portfolio, at December 31, 2005, and consisted of 154 loans outstanding with an average loan balance of approximately $204 thousand, although we have originated loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

        Our commercial real estate loans are generally written as mortgages with balloon maturities of five or seven years. Amortization of these loans is typically based on 10- to 20-year payout schedules. We also originate some 15-year, fixed-rate, fully amortizing loans. We establish margins for commercial real estate loans based upon our cost of funds, but we also consider rates offered by our competitors in our market area.

        In the underwriting of commercial real estate loans, we generally lend up to 80% of the property's appraised value. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

        Commercial real estate loans generally have higher interest rates and shorter terms than those on one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the repayment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

        COMMERCIAL LOANS. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index, although the significant majority of our commercial loans are fixed-rate loans. At December 31, 2005, we had 122 commercial loans outstanding with an aggregate balance of $6.9 million, or 4.3% of the total loan portfolio. These totals include 22 unsecured commercial loans with an aggregate outstanding balance of $254 thousand. As of December 31, 2005, the average commercial loan balance (secured and unsecured loans) was approximately $56 thousand, although we have originated loans with balances substantially greater than this average.

        Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant's ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. We also evaluate the applicant's credit and business history and ability to manage the loan and its business. We usually obtain personal guarantees of the principals. In addition to evaluating the loan applicant's financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. We supplement our analysis of the applicant's creditworthiness with credit agency reports of the applicant's credit history. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower's business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.

        CONSTRUCTION LOANS. We originate construction loans to individuals and builders in our market area. These loans totaled $6.3 million, or 3.9% of our total loan portfolio at December 31, 2005. These loans are often originated in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

        Construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of construction loans may depend upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated. We held no loans for sale as of the dates presented in the table below.

                                                                         AT DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                            2005                   2004                   2003                   2002
                                   --------------------   --------------------   --------------------   --------------------
                                    AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                   --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family
     residential.............      $  77,738      48.8%   $  56,478      44.4%   $  34,641      39.5%   $  25,739      42.8%
   Home equity loans and
     lines of credit.........         33,067      20.8       31,883      25.1       28,452      32.4       19,407      32.3
   Multi-family..............          1,676       1.1        1,825       1.4          167       0.2          170       0.3
   Commercial................         31,392      19.7       25,786      20.3       13,396      15.3        7,277      12.1
   Construction..............          6,267       3.9        2,265       1.8        1,934       2.2        1,017       1.7
Commercial...................          6,880       4.3        6,055       4.8        6,627       7.6        3,650       6.1
Consumer and other...........          2,258       1.4        2,824       2.2        2,499       2.8        2,872       4.7
                                   ---------  --------    ---------  --------    ---------  --------    ---------  --------

Total loans receivable.......      $ 159,278     100.0%   $ 127,116     100.0%   $  87,716     100.0%   $  60,132     100.0%
                                              ========               ========               ========               ========
Deferred loan costs (fees)...           (336)                  (326)                  (208)                  (188)
Allowance for loan losses....         (1,168)                  (990)                  (667)                  (421)
                                   ---------              ---------              ---------              ---------

Total loans receivable, net..      $ 157,774              $ 125,800              $  86,841              $  59,523
                                   =========              =========              =========              =========


                                      AT DECEMBER 31,
                                   --------------------
                                           2001
                                   --------------------
                                    AMOUNT     PERCENT
                                   --------   ---------
                                  (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family
     residential.............      $  26,670      49.2%
   Home equity loans and
     lines of credit.........         17,936      33.1
   Multi-family..............            173       0.3
   Commercial................          4,068       7.5
   Construction..............          1,321       2.4
Commercial...................            883       1.6
Consumer and other...........          3,141       5.9
                                   ---------  --------

Total loans receivable.......      $  54,192     100.0%
                                              ========
Deferred loan costs (fees)...           (201)
Allowance for loan losses....           (259)
                                   ---------

Total loans receivable, net..      $  53,732
                                   =========

        LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                             ONE- TO FOUR-FAMILY     HOME EQUITY LOANS AND
                                 RESIDENTIAL            LINES OF CREDIT          MULTI-FAMILY         COMMERCIAL REAL ESTATE
                           -----------------------  -----------------------  -----------------------  -----------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED                WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE                 AVERAGE
                              AMOUNT      RATE        AMOUNT       RATE        AMOUNT       RATE         AMOUNT      RATE
                           ----------- -----------  ----------- -----------  ----------- -----------  ----------- -----------
                                                                 (DOLLARS IN THOUSANDS)
Due During the Years
Ending December 31,
-------------------
2006...................     $      65       6.61%    $   4,277       7.01%    $      --         --%    $   5,885       7.77%
2007...................           453       4.98%          918       5.73%           --         --%        2,592       6.58%
2008...................           238       6.46%        4,918       4.75%           --         --%        5,205       5.60%
2009 to 2010...........           611       6.28%        7,157       5.06%           --         --%       10,877       6.10%
2011 to 2015...........         3,143       5.57%        5,528       6.17%           33       7.95%        4,792       5.76%
2016 to 2020...........        19,049       5.06%        9,170       6.16%           --         --%        2,041       6.50%
2020 and beyond........        54,179       5.52%        1,099       5.44%        1,643       6.52%           --         --%
                            ---------                ---------                ---------                ---------

         Total.........     $  77,738       5.42%    $  33,067       5.79%    $   1,676       6.55%    $  31,392       6.34%
                            =========                =========                =========                =========

                                  CONSTRUCTION             COMMERCIAL          CONSUMER AND OTHER             TOTAL
                           -----------------------  -----------------------  -----------------------  -----------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED                WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE                 AVERAGE
                              AMOUNT      RATE        AMOUNT       RATE        AMOUNT       RATE         AMOUNT      RATE
                           ----------- -----------  ----------- -----------  ----------- -----------  ----------- -----------
                                                                 (DOLLARS IN THOUSANDS)
Due During the Years
Ending December 31,
-------------------
2006...................     $   6,267       6.76%    $     559       7.32%    $     339        9.35%   $  17,392       7.23%
2007...................            --         --%          984       6.20%          377       10.11%       5,324       6.48%
2008...................            --         --%        1,563       5.30%          607        9.97%      12,531       5.46%
2009 to 2010...........            --         --%        2,516       6.24%          685        6.44%      21,846       5.79%
2011 to 2015...........            --         --%        1,258       5.40%          250        6.80%      15,004       5.86%
2016 to 2020...........            --         --%           --         --%           --          --%      30,260       5.49%
2020 and beyond........            --         --%           --         --%           --          --%      56,921       5.55%
                            ---------                ---------                ---------                ---------

         Total.........     $   6,267       6.76%    $   6,880       5.95%    $   2,258        8.48%   $ 159,278       5.81%
                            =========                =========                =========                =========

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2005 that are contractually due after December 31, 2006.

                                            DUE AFTER DECEMBER 31, 2006
                                    -----------------------------------------
                                        FIXED       ADJUSTABLE       TOTAL
                                    ------------- ------------- -------------
                                                 (IN THOUSANDS)
        Real estate loans:
           One- to four-family
             residential.......      $    74,008   $     3,665   $    77,673
           Home equity loans
             and lines of
             credit............           28,724            66        28,790
           Multi-family........            1,676            --         1,676
           Commercial..........           25,507            --        25,507
           Construction........               --            --            --
        Commercial.............            6,321            --         6,321
        Consumer and other.....            1,919            --         1,919
                                     -----------   -----------   -----------

                 Total loans...      $   138,155   $     3,731   $   141,886
                                     ===========   ===========   ===========

        LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders competing in our market area. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, accountants and other professionals, real estate broker referrals and walk-in customers.

        Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae seller/servicer guidelines, and are closed on documents that conform to Fannie Mae guidelines.

        During 2005, we sold approximately $990 thousand in loans. We have not purchased any loans in recent periods.

        We have recently been approved as a qualified loan seller/servicer for Fannie Mae. We intend to sell conforming loans in the future, and we may retain the servicing rights for the conforming loans we sell, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We would retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

        LOAN APPROVAL AUTHORITY AND UNDERWRITING. Our Board of Directors grants lending authority to our Management Loan Committee and individual executive officers and loan officers. Our lending activities are subject to written policies established by the Board. These policies are reviewed periodically.

        The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. The Management Loan Committee may approve real estate loans in amounts up to $300,000, and other loans in amounts up to $100,000. As of December 31, 2005, the maximum loan-to-one borrower limit was $1.5 million, although with Board approval we have originated loans in excess of this limit. In February 2006, this amount was increased to $3.0 million.

        In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, we may not require appraisals for loans under $250,000, but we obtain appraisals in many of these cases. We also require title insurance, hazard insurance and, if necessary, flood insurance on property securing mortgage loans.

        LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $336 thousand at December 31, 2005.

        LOANS TO ONE BORROWER. At December 31, 2005, our five largest aggregate amounts loaned to any one borrower and related interests (including any unused lines of credit) totaled $2.4 million, $2.3 million, $2.1 million, $2.0 million and $2.0 million. These loans are all secured loans. Under federal banking regulations, at December 31, 2005 our maximum loan-to-one borrower limit was $5.2 million, although we generally require a maximum loan-to-one borrower limit of $1.5 million. In February 2006, this amount was increased to $3.0 million. See "Supervision and Regulation--Federal Banking Regulation--Loans to One Borrower" for a discussion of applicable regulatory limitations.

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

        COLLECTION PROCEDURES. We send a computer-generated late notice on the tenth day after the payment due date on a loan, which requests the payment due plus any late charge that is assessed. When a loan is more than 15 days delinquent, we contact the borrower by telephone to determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If payment is not received within 60 days of the due date, we generally accelerate loans and demand payment in full. Failure to pay within 90 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are generally charged-off after 120 days. For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

        LOANS PAST DUE AND NONPERFORMING ASSETS. Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record.

        Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. We have had no real estate owned in recent periods. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

        The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as nonaccrual loans.

                                                  LOANS DELINQUENT FOR
                                   --------------------------------------------------
                                          60-89 DAYS              90 DAYS AND OVER              TOTAL
                                   ------------------------  ------------------------  ------------------------
                                     NUMBER        AMOUNT      NUMBER        AMOUNT      NUMBER        AMOUNT
                                   ----------    ----------  ----------    ----------  ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
At December 31, 2005
--------------------
   Real estate loans:
     One- to four-family
       residential..............            1    $       41           2    $       37           3    $       78
     Home equity loans and
       lines of credit..........            4           147           1            39           5           186
     Multi-family...............           --            --          --            --          --            --
     Commercial.................           --            --          --            --          --            --
     Construction...............           --            --          --            --          --            --
   Commercial...................           --            --          --            --          --
   Consumer and other...........           11           209           1             4          12           213
                                   ----------    ----------  ----------    ----------  ----------    ----------
     Total......................           16    $      397           4    $       80          20    $      477
                                   ==========    ==========  ==========    ==========  ==========    ==========

At December 31, 2004
--------------------
   Real estate loans:
     One- to four-family
       residential..............            2    $       25           1    $       22           3    $       47
     Home equity loans and
       lines of credit..........            5           129           2            60           7           189
     Multi-family...............           --            --          --            --          --            --
     Commercial.................           --            --          --            --          --            --
     Construction...............           --            --          --            --          --            --
   Commercial...................           --            --          --            --          --            --
   Consumer and other...........            9            32           2            25          11            57
                                   ----------    ----------  ----------    ----------  ----------    ----------
     Total......................           16    $      186           5    $      107          21    $      293
                                   ==========    ==========  ==========    ==========  ==========    ==========

At December 31, 2003
--------------------
   Real estate loans:
     One- to four-family
       residential..............            3    $      944           2    $       95           5    $    1,039
     Home equity loans and
       lines of credit..........            2            63          --            --           2            63
     Multi-family...............           --            --          --            --          --            --
     Commercial.................           --            --          --            --          --            --
     Construction...............           --            --          --            --          --            --
   Commercial...................           --            --          --            --          --            --
   Consumer and other...........           --            --           2            17           2            17
                                   ----------    ----------  ----------    ----------  ----------    ----------
     Total......................            5    $    1,007           4    $      112           9    $    1,119
                                   ==========    ==========  ==========    ==========  ==========    ==========

        NONPERFORMING ASSETS. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                                         AT DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   2005          2004          2003          2002          2001
                                                ----------    ----------    ----------    ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
     Non-accrual loans:
        Real estate loans:
          One- to four-family residential....    $      37    $       --    $       95    $       --    $       --
          Home equity loans and lines of
            credit...........................           39            --            --            --            --
          Multi-family.......................           --            --            --            --            --
          Commercial.........................           --            --            --            --            --
          Construction.......................           --            --            --            --            --
        Commercial...........................           --            --            --            --            --
        Consumer and other...................            4            --            --            --            --
                                                ----------    ----------    ----------    ----------    ----------
          Total..............................           80            --            95            --            --
                                                ----------    ----------    ----------    ----------    ----------

     Accruing loans 90 days or more past due:
        Real estate loans:
          One- to four-family residential....           --            22            --            --            70
          Home equity loans and lines of
            credit...........................           --            60            --            57            --
          Multi-family.......................           --            --            --            --            --
          Commercial.........................           --            --            --            --            --
          Construction.......................           --            --            --            --            --
        Commercial...........................           --            --            --            --            --
        Consumer and other...................           --            25            17            27            --
                                                ----------    ----------    ----------    ----------    ----------
          Total loans 90 days or more
            past due.........................           --           107            17            84            70
                                                ----------    ----------    ----------    ----------    ----------

          Total non-performing loans.........           80           107           112            84            70
                                                ----------    ----------    ----------    ----------    ----------

     Foreclosed real estate..................           --            --            --            --            --
     Other non-performing assets.............           --            --            --            --            --
                                                ----------    ----------    ----------    ----------    ----------

     Total non-performing assets.............   $       80    $      107    $      112    $       84    $       70
                                                ==========    ==========    ==========    ==========    ==========

     Ratios:
        Total non-performing loans to total
          loans..............................         0.05%         0.08%         0.12%         0.14%         0.13%
        Total non-performing loans to total
          assets.............................         0.02          0.03          0.04          0.03          0.03
        Total non-performing assets to total
          assets.............................         0.02          0.03          0.04          0.03          0.03

        The amount of the allowance for loan losses allocated to the $80 thousand of non-performing loans at December 31, 2005, noted above, was $7 thousand. We have calculated this amount by applying our allowance for loan losses methodology to each of the respective loan categories. This amount represents general allowances.

        CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2005, we had $3.2 million of assets designated as special mention.

        When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2005, classified assets consisted of special mention assets of $3.2 million, substandard assets of $124 thousand, doubtful assets of $162 thousand and no loans classified as loss assets. The classified assets total includes $80 thousand of nonperforming loans.

        ALLOWANCE FOR LOAN LOSSES. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

        (1) specific allowances established for any impaired commercial real estate, commercial, construction and multi-family mortgage loans for which the recorded investment in the loan exceeds the measured value of the loan;

        (2) allowances for loan losses for each loan type based on historical loan loss experience; and

        (3) adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

        The adjustments to historical loss experience are based on our evaluation of several factors, including:

        o       levels of, and trends in, charge-offs and recoveries;

        o       national and local economic trends and conditions;

        o trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

        o experience, ability, and depth of lending management and other relevant staff.

        We evaluate the allowance for loan losses based upon the combined total of the specific, historical loss and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

        We consider commercial loans, commercial real estate loans and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial loans involve a higher risk of default than residential loans of like duration since their repayment generally depends on the successful operation of the borrower's business and the sufficiency of collateral, if any. Commercial real estate loans also have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

        We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their evaluation of information available to them at the time of their examination.

        The following table sets forth activity in our allowance for loan losses for the periods indicated.

                                                                                             AT OR FOR
                                                                                              THE NINE
                                                                                               MONTHS
                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,        ENDED
                                         --------------------------------------------------   DECEMBER
                                            2005          2004         2003        2002      31, 2001(1)
                                         -----------  -----------  -----------  -----------  -----------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period......      $      990   $      667   $      421   $      259   $      193

Charge-offs:
   Real estate loans:
     One- to four-family
       residential..................              --           (4)          (2)          --           --
     Home equity loans and lines
       of credit....................              --           --           --           (4)          --
     Multi-family...................              --           --           --           --           --
     Commercial.....................              --           --           --           --           --
     Construction...................              --           --           --           --           --
   Commercial.......................              --           --           --           --           --
   Consumer and other...............             (31)         (38)         (47)         (60)         (55)
                                         -----------  -----------  -----------  -----------  -----------
     Total charge-offs..............             (31)         (42)         (49)         (64)         (55)

Recoveries:
   Real estate loans:
     One- to four-family
       residential..................              --           --           --           --           --
     Home equity loans and lines
       of credit....................              --           --           --           --           --
     Multi-family...................              --           --           --           --           --
     Commercial.....................              --           --           --           --           --
     Construction...................              --           --           --           --           --
   Commercial.......................              --           --           --           --           --
   Consumer and other...............               5           11           12            8           14
                                         -----------  -----------  -----------  -----------  -----------
     Total recoveries...............               5           11           12            8           14
                                         -----------  -----------  -----------  -----------  -----------

Net charge-offs.....................             (26)         (31)         (37)         (56)         (41)
Provision for loan losses...........             204          354          283          218          107
                                         -----------  -----------  -----------  -----------  -----------

Balance at end of year..............      $    1,168   $      990   $      667   $      421   $      259
                                         ===========  ===========  ===========  ===========  ===========

Ratios:
Net charge-offs to average
   loans outstanding................           (0.02)%      (0.03)%      (0.05)%      (0.10)%      (0.11)%
Allowance for loan losses to
   non-performing loans at end of
   period...........................         1,460.0%      925.23%      595.54%      501.19%      370.00%
Allowance for loan losses to
   total loans at end of period.....            0.73%        0.77%        0.76%        0.71%        0.48%

-----------
(1) Colonial Bank, FSB changed its fiscal year from March 31 to December 31 in 2001.

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                              AT DECEMBER 31,
                               ------------------------------------------------------------------------------
                                                2005                                   2004
                               --------------------------------------  --------------------------------------
                                             PERCENT OF    PERCENT OF                PERCENT OF    PERCENT OF
                                            ALLOWANCE TO    LOANS IN                ALLOWANCE TO    LOANS IN
                                                TOTAL     CATEGORY TO                  TOTAL      CATEGORY TO
                                  AMOUNT      ALLOWANCE   TOTAL LOANS     AMOUNT     ALLOWANCE    TOTAL LOANS
                               ------------ ------------ ------------  ------------ ------------ ------------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
    residential..............   $      205        17.5%       48.8%     $      146        14.8%       44.4%
  Home equity loans and
    lines  of credit.........           83         7.1        20.8              80         8.1        25.1
  Multi-family...............           --          --         1.1              --          --         1.4
  Commercial.................          640        54.8        19.7             518        52.3        20.3
  Construction...............           --          --         3.9              --          --         1.8
Commercial...................          155        13.3         4.3             156        15.8         4.8
Consumer and other...........           85         7.3         1.4              90         9.0         2.2
                                ----------    --------    --------      ----------    --------    --------

Total allowance for loan
  losses.....................   $    1,168       100.0%      100.0%     $      990       100.0%      100.0%
                                ==========    ========    ========      ==========    ========    ========


                                                              AT DECEMBER 31,
                               ------------------------------------------------------------------------------
                                                2003                                   2002
                               --------------------------------------  --------------------------------------
                                             PERCENT OF    PERCENT OF                PERCENT OF    PERCENT OF
                                            ALLOWANCE TO    LOANS IN                ALLOWANCE TO    LOANS IN
                                                TOTAL     CATEGORY TO                  TOTAL      CATEGORY TO
                                  AMOUNT      ALLOWANCE   TOTAL LOANS     AMOUNT     ALLOWANCE    TOTAL LOANS
                               ------------ ------------ ------------  ------------ ------------ ------------
                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
    residential..............   $      159        23.8%       39.5%     $       69        16.4%       42.8%
  Home equity loans and
    lines  of credit.........          127        19.0        32.4              76        18.0        32.3
  Multi-family...............           --          --         0.2              --          --         0.3
  Commercial.................          321        48.1        15.3             228        54.2        12.1
  Construction...............           --          --         2.2              --          --         1.7
Commercial...................           --          --         7.6              --          --         6.1
Consumer and other...........           60         9.1         2.8              48        11.4         4.7
                                ----------    --------    --------      ----------    --------    --------
Total allowance for loan
  losses.....................   $      667       100.0%      100.0%     $      421       100.0%      100.0%
                                ==========    ========    ========      ==========    ========    ========


                                           AT DECEMBER 31,
                               --------------------------------------
                                                2001
                               --------------------------------------
                                             PERCENT OF    PERCENT OF
                                            ALLOWANCE TO    LOANS IN
                                                TOTAL     CATEGORY TO
                                  AMOUNT      ALLOWANCE   TOTAL LOANS
                               ------------ ------------ ------------
                                        (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family
    residential..............   $       82        31.7%        49.2%
  Home equity loans and
    lines  of credit.........           31        12.0         33.1
  Multi-family...............           --          --          0.3
  Commercial.................           99        38.2          7.5
  Construction...............           --          --          2.4
Commercial...................           --          --          1.6
Consumer and other...........           47        18.1          5.9
                                ----------    --------    --------
Total allowance for loan
  losses.....................   $      259       100.0%      100.0%
                                ==========    ========    ========

SECURITIES ACTIVITIES

        Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our Asset/Liability Management Committee, which consists of senior management, oversees our investing strategies. The Board of Directors reviews the Asset/Liability Management Committee's activities and strategies, and evaluates on an ongoing basis our investment policy and objectives. Our chief executive officer and our chief financial officer are responsible for making securities portfolio decisions in accordance with established policies. Our chief executive officer and our chief financial officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Management Committee at least monthly.

        Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York. Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration. As of December 31, 2005, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), and we held no preferred securities issued by either Fannie Mae or Freddie Mac. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

        Statement of Financial Accounting Standards No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

        MORTGAGE-BACKED SECURITIES. We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity. We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2005, our mortgage-backed securities portfolio had a fair value of $56.6 million, consisting of pass-through securities.

        Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (government sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Colonial Bank, FSB, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

        In previous years, a portion of our mortgage-backed securities portfolio was invested in CMOs. CMOs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.

        CORPORATE DEBT SECURITIES AND MUNICIPAL BONDS. At December 31, 2005, we held $12.3 million in corporate debt securities, at fair value, $9.3 million of which were classified as available for sale and $3.0 million of which were classified as held to maturity. At December 31, 2005, we held $34.1 million in bonds issued by states and political subdivisions, $10.0 million of which were classified as held to maturity at amortized cost and $24.1 million of which were classified as available for sale at fair value. Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer. We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, our investment policy imposes an investment limitation of $1.5 million per municipal issuer.

        EQUITY SECURITIES. At December 31, 2005, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds. We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York's advance program. There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value. The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2005 was $1.0 million based on its par value. No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value. Our mutual funds consist solely of Shay Asset Management Funds. We selected these mutual funds because the underlying securities bear similar risk characteristics to investments that we purchase directly. These mutual funds provide us with increased liquidity since we can redeem our shares within several days and also provide us with a higher yield than other short-term earning assets such as federal funds.

        U.S. GOVERNMENT AGENCY SECURITIES. At December 31, 2005, we held U.S. Government agency securities available for sale with a fair value of $29.1 million and U.S. Government agency securities held to maturity of $1.0 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

        The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

                                                                                AT DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                          2005                       2004                       2003
                                               -------------------------  -------------------------  -------------------------
                                                AMORTIZED                  AMORTIZED                  AMORTIZED
                                                  COST       FAIR VALUE      COST       FAIR VALUE      COST       FAIR VALUE
                                               -----------   -----------  -----------   -----------  -----------   -----------
                                                                               (IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  Mortgage-backed...........................   $    53,771   $    53,030  $    43,670   $    43,709  $    28,889   $    29,269
  U.S. Government agency....................        29,509        29,051       25,096        25,152       16,932        16,944
  Corporate.................................         9,341         9,263       10,600        10,732       15,569        15,837
  Mutual funds..............................        13,314        13,116       12,865        12,839       12,731        12,719
  Municipal.................................        23,902        24,061       23,634        23,928       24,259        24,307
  SBA pools.................................        10,597        10,735       14,695        14,799       19,004        19,157
                                               -----------   -----------  -----------   -----------  -----------   -----------
     Total securities available-for-sale....   $   140,434   $   139,256  $   130,560   $   131,159  $   117,384   $   118,233
                                               ===========   ===========  ===========   ===========  ===========   ===========

SECURITIES HELD-TO-MATURITY:
  Mortgage-backed...........................   $     3,499   $     3,592  $     4,966   $     5,217  $    10,245   $    10,752
  U.S. Government agency....................         1,000           998        1,000         1,007        1,777         1,835
  Corporate.................................         2,964         3,130        8,683         9,209        8,654         9,059
  Municipal.................................        10,011        10,511        3,935         4,261        3,922         4,254
                                               -----------   -----------  -----------   -----------  -----------   -----------
     Total securities held-to-maturity......   $    17,474   $    18,231  $    18,584   $    19,694  $    24,598   $    25,900
                                               ===========   ===========  ===========   ===========  ===========   ===========

        PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have been adjusted to a tax-equivalent basis.

                                                                MORE THAN ONE YEAR       MORE THAN FIVE YEARS
                                        ONE YEAR OR LESS        THROUGH FIVE YEARS         THROUGH TEN YEARS
                                   ------------------------  ------------------------  ------------------------
                                                  WEIGHTED                 WEIGHTED                  WEIGHTED
                                    AMORTIZED     AVERAGE     AMORTIZED     AVERAGE     AMORTIZED     AVERAGE
                                      COST         YIELD        COST         YIELD        COST         YIELD
                                   -----------  -----------  -----------  -----------  -----------  -----------
                                                              (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  Mortgage-backed................    $  2,676       3.41%     $ 10,520        4.17%     $  4,293        4.77%
  U.S. Government agency.........      18,278       4.11%        5,745        4.68%        4,500        4.85%
  Corporate......................       1,877       5.29%        6,148        4.85%        1,316        5.45%
  Mutual funds...................      13,314       4.05%           --          --%           --          --%
  Municipal......................       1,052       5.81%        8,645        5.56%       12,939        6.35%
  SBA pools......................          27       6.28%        6,619        6.06%        2,730        6.83%
                                     --------                 --------                  --------
     Total securities
       available-for-sale........    $ 37,224       4.15%     $ 37,677        5.01%     $ 25,778        5.83%
                                     ========                 ========                  ========

SECURITIES HELD-TO-MATURITY:
  Mortgage-backed................    $    273       6.20%     $    273        6.57%     $  2,292        6.08%
  U.S. Government agency.........       1,000       3.97%           --          --%           --          --%
  Corporate......................       1,301       7.19%          478        7.01%           --          --%
  Municipal......................       2,171       4.77%        3,268        6.84%        2,161        7.07%
                                     --------                 --------                  --------
     Total securities
       held-to-maturity..........    $  4,745       5.35%     $  4,019        6.84%     $  4,453        6.56%
                                     ========                 ========                  ========

(Continued)

                                      MORE THAN TEN YEARS              TOTAL SECURITIES
                                   ------------------------  ------------------------------------
                                                  WEIGHTED                             WEIGHTED
                                    AMORTIZED     AVERAGE     AMORTIZED       FAIR     AVERAGE
                                      COST         YIELD        COST         VALUE      YIELD
                                   -----------  -----------  -----------  ----------- -----------
                                                       (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  Mortgage-backed................    $ 36,282       4.54%     $ 53,771     $ 53,030      4.43%
  U.S. Government agency.........         986       5.14%       29,509       29,051      4.37%
  Corporate......................          --         --%        9,341        9,263      5.02%
  Mutual funds...................          --         --%       13,314       13,116      4.05%
  Municipal......................       1,266       7.03%       23,902       24,061      6.08%
  SBA pools......................       1,221       3.39%       10,597       10,735      5.95%
                                     --------                 --------     --------
     Total securities
       available-for-sale........    $ 39,755       4.60%     $140,434     $139,256      4.82%
                                     ========                 ========     ========

SECURITIES HELD-TO-MATURITY:
  Mortgage-backed................    $    661       5.79%     $  3,499     $  3,592      6.07%
  U.S. Government agency.........          --         --%        1,000          998      3.97%
  Corporate......................       1,185       7.12%        2,964        3,130      7.14%
  Municipal......................       2,411       7.92%       10,011       10,511      6.70%
                                     --------                 --------     --------
     Total securities
       held-to-maturity..........    $  4,257       7.37%     $ 17,474     $ 18,231      6.49%
                                     ========                 ========     ========

SOURCES OF FUNDS

        GENERAL. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

        DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of certificates of deposit, savings accounts, NOW accounts, checking accounts, money market accounts, club accounts and individual retirement accounts. We provide commercial checking accounts for businesses. In addition, we provide low-cost checking account services for low-income customers.

        Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our customer service and competitive pricing to attract and retain these deposits. We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates. At December 31, 2005, we had no brokered certificates of deposits though we may utilize this source of funds in the future.

        The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                                      AT DECEMBER 31,
                               -------------------------------------------------------------------------------------------
                                            2005                           2004                          2003
                               -----------------------------  -----------------------------  -----------------------------
                                                    WEIGHTED                       WEIGHTED                       WEIGHTED
                                                    AVERAGE                        AVERAGE                        AVERAGE
                                BALANCE   PERCENT    RATE      BALANCE   PERCENT    RATE      BALANCE   PERCENT     RATE
                               --------- --------- ---------  --------- --------- ---------  --------- --------- ---------
                                                                   (DOLLARS IN THOUSANDS)
DEPOSIT TYPE:
Non-interest bearing
   demand...................   $ 13,638      4.79%      --%   $  9,587      3.70%       --%  $ 10,529      4.71%       --%
Savings.....................     61,635     21.65     1.50      68,152     26.27      1.31     61,638     27.57      1.33
NOW accounts................     33,844     11.89     1.43      28,579     11.02      0.61     20,695      9.26        --
Super NOW accounts..........     17,492      6.14     1.00      16,218      6.25      1.00     16,460      7.36      1.00
Money market demand.........     18,778      6.59     2.39      21,999      8.48      1.70     11,258      5.03      1.26
                               --------   -------             --------   -------             --------   -------
   Total transaction
    accounts................    145,387     51.06     1.39     144,535     55.72      0.71    120,580     53.93      0.93

Certificates of deposit.....    139,338     48.94     3.96     114,872     44.28      3.19    102,989     46.07      2.60
                               --------   -------             --------   -------             --------   -------

   Total deposits...........   $284,725    100.00%    2.65%   $259,407    100.00%     2.04%  $223,569    100.00%     1.70%
                               ========   =======             ========   =======             ========   =======

        As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $52.7 million. The following table sets forth the maturity of those certificates as of December 31, 2005.

                                                                AT
                                                        DECEMBER 31, 2005
                                                        -----------------
                                                          (IN THOUSANDS)

        Three months or less....................           $    13,906
        Over three months through six months....                 4,503
        Over six months through one year........                 8,306
        Over one year to three years............                11,322
        Over three years........................                14,623
                                                           -----------

        Total...................................           $    52,660
                                                           ===========

        At December 31, 2005, $65.2 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

        The following table sets forth the interest-bearing deposit activities for the years indicated.

                                                      YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                               2005            2004           2003
                                           -------------  -------------  -------------
                                                          (IN THOUSANDS)
Beginning balance.....................      $   249,820    $   213,040    $   211,415
Net deposits (withdrawals) before
   interest credited..................           14,839         32,362         (2,558)
Interest credited.....................            6,428          4,418          4,183
                                            -----------    -----------    -----------
Ending balance........................      $   271,087    $   249,820    $   213,040
                                            ===========    ===========    ===========

        BORROWINGS. Our borrowings consist of short-term Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                               2005            2004           2003
                                           -------------  -------------  -------------
                                                     (DOLLARS IN THOUSANDS)
Balance at end of year.................     $    15,415    $    13,890    $     4,070
Average balance during year............     $     5,912    $    15,024    $     7,636
Maximum outstanding at any month end...     $    15,740    $    25,181    $    12,070
Weighted average interest rate at
   end of year.........................            4.17%          2.12%          1.04%
Average interest rate during year......            3.30%          1.62%          1.20%

        At December 31, 2005, we had the ability to borrow approximately $45.2 million under our credit facilities with the Federal Home Loan Bank of New York of which $15.4 million was outstanding.

EMPLOYEES

        As of December 31, 2005, we had 64 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

                           FEDERAL AND STATE TAXATION

TAX ALLOCATION

Colonial Bank, FSB and Colonial Bankshares, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.


FEDERAL TAXATION

        GENERAL. Colonial Bankshares, Inc., Colonial Bank, MHC and Colonial Bank, FSB are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Colonial Bankshares, MHC's and Colonial Bank, FSB's federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules.

        METHOD OF ACCOUNTING. For federal income tax purposes, Colonial Bankshares, Inc. reports income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

        BAD DEBT RESERVES. Colonial Bank, FSB is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at our taxable income. Pursuant to the Small Business Protection Act of 1996 (the "1996 Act"), savings institutions were required to recapture any excess reserves over those established as of December 31, 1988 (base year reserve). Colonial Bank, FSB recaptured approximately $50,000 of reserves over the six-year period ended December 31, 2002.

        TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to December 31, 1988 were subject to recapture into taxable income should Colonial Bank, FSB fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

        At December 31, 2005, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture should Colonial Bank, FSB make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a financial institution charter.

        ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income"). The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Colonial Bank, FSB has no such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

        CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Colonial Bankshares, Inc. may exclude from its income 100% of dividends received from Colonial Bank, FSB as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE TAXATION

        NEW JERSEY STATE TAXATION. Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB file New Jersey Corporation Business tax returns for banking and financial corporations. Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, "taxable income" generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

        Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB are not currently under audit with respect to their New Jersey income tax returns and Colonial Bankshares, MHC's, Colonial Bankshares, Inc.'s and Colonial Bank, FSB's state tax returns have not been audited for the past five years.

                           SUPERVISION AND REGULATION

GENERAL

        Colonial Bank, FSB is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Colonial Bank, FSB also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Colonial Bank, FSB is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Colonial Bank, FSB and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Colonial Bank, FSB's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Colonial Bank, FSB's mortgage documents.

        Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Colonial Bankshares, Inc. and Colonial Bank, FSB and their operations.

FEDERAL BANKING REGULATION

        BUSINESS ACTIVITIES. A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Colonial Bank, FSB may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Colonial Bank, FSB also may establish subsidiaries that may engage in activities not otherwise permissible for Colonial Bank, FSB directly including real estate investment, and securities and insurance brokerage.

        CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

        The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. Colonial Bank, FSB does not typically engage in asset sales.

        At December 31, 2005, Colonial Bank, FSB's capital exceeded all applicable requirements.

        LOANS TO ONE BORROWER. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

        QUALIFIED THRIFT LENDER TEST. As a federal savings bank, Colonial Bank, FSB must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, Colonial Bank, FSB must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

        "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Colonial Bank, FSB also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

        A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, Colonial Bank, FSB held 77.9% of its "portfolio assets" in "qualified thrift investments," and satisfied this test.

        CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

        o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

        o the association would not be at least adequately capitalized following the distribution;

        o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

        o the association is not eligible for expedited treatment of its filings.

        Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

        The Office of Thrift Supervision may disapprove a notice or application if:

        o the association would be undercapitalized following the distribution;

        o the proposed capital distribution raises safety and soundness concerns; or

        o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

        LIQUIDITY. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

        COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Colonial Bank, FSB received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

        PRIVACY STANDARDS. Financial institutions, including Colonial Bank, FSB, are subject to Federal Deposit Insurance Corporation regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Colonial Bank, FSB to disclose its privacy policy, including identifying with whom it shares "non-public personnel information" to customers at the time of establishing the customer relationship and annually thereafter.

        The regulations also require Colonial Bank, FSB to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Colonial Bank, FSB is required to provide its customers with the ability to "opt-out" of having Colonial Bank, FSB share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Colonial Bank, FSB. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. We cannot predict whether New Jersey may enact such legislation or what impact, if any, it would have if enacted.

        The Federal Deposit Insurance Corporation and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Colonial Bank, FSB has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

        TRANSACTIONS WITH RELATED PARTIES. A federal savings bank's authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Colonial Bank, FSB. Colonial Bankshares, Inc. is an affiliate of Colonial Bank, FSB. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

        Colonial Bank, FSB's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Colonial Bank, FSB's capital. In addition, extensions of credit in excess of certain limits must be approved by Colonial Bank, FSB's Board of Directors.

        ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

        STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

        PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association's capital:

        o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

        o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

        o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

        o significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

        o       critically undercapitalized (less than 2% tangible capital).

        Generally, a banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank's assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At December 31, 2005, Colonial Bank, FSB met the criteria for being considered "well-capitalized."

        INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Colonial Bank, FSB are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Colonial Bank, FSB's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0144% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

        On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.40% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law and changes required by the law will not be effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

        PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

        FEDERAL HOME LOAN BANK SYSTEM. Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Currently, the capital stock requirement is comprised of: 1) Membership Stock, which equals 0.20% of Colonial Bank FSB's mortgage-related assets as of December 31, 2005 and 2) Activity-Based Stock, which equals 4.5% of outstanding borrowings from the Federal Home Loan Bank. As of December 31, 2005, Colonial Bank, FSB was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, Colonial Bank, FSB was in compliance with these reserve requirements.

INTERNET BANKING

        Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks' efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the bank regulatory agencies will adopt new regulations that will not materially affect any of our internet operations or restrict any such further operations.

THE USA PATRIOT ACT

        The USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

SARBANES-OXLEY ACT OF 2002

        The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of Colonial Bankshares, Inc. are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Colonial Bankshares, Inc. is subject to additional reporting and audit requirements beginning with the year ending December 31, 2007 under the Sarbanes-Oxley Act. Colonial Bankshares, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

HOLDING COMPANY REGULATION

        GENERAL. Colonial Bankshares, MHC and Colonial Bankshares, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Colonial Bankshares, MHC and Colonial Bankshares, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Colonial Bankshares, Inc. and Colonial Bankshares, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Colonial Bankshares, Inc. and Colonial Bankshares, MHC are generally not subject to state business organization laws.

        PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Colonial Bankshares, Inc. may engage in the following activities:

        (i)     investing in the stock of a savings bank;

        (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

        (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;

        (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or associations share their home offices;

        (v) furnishing or performing management services for a savings bank subsidiary of such company;

        (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

        (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company;

        (viii)  acting as trustee under deeds of trust;

        (ix)    any other activity:

                (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

                (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

        (x)     any activity permissible for financial holding companies under
                Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

        (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

        The Home Owners' Loan Act prohibits a savings and loan holding company, including Colonial Bankshares, Inc. and Colonial Bankshares, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

        The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

        (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and

        (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

        WAIVERS OF DIVIDENDS BY COLONIAL BANKSHARES, MHC. Office of Thrift Supervision regulations require Colonial Bankshares, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Colonial Bankshares, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

        (i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

        (ii) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members.

        We anticipate that Colonial Bankshares, MHC will waive any dividends paid by Colonial Bankshares, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Colonial Bankshares, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Colonial Bankshares, MHC converts to stock form.

        CONVERSION OF COLONIAL BANKSHARES, MHC TO STOCK FORM. Office of Thrift Supervision regulations permit Colonial Bankshares, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Colonial Bankshares, Inc. (the "New Holding Company"), Colonial Bankshares, MHC's corporate existence would end, and certain depositors and borrowers of Colonial Bank, FSB would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Colonial Bankshares, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Colonial Bankshares, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Colonial Bankshares, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Colonial Bankshares, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

        Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Colonial Bankshares, Inc. held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Colonial Bankshares, Inc. Any second-step conversion transaction also would require the approval of a majority of the eligible votes of members of Colonial Bankshares, MHC.

FEDERAL SECURITIES LAWS

        Colonial Bankshares, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Colonial Bankshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

        The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Colonial Bankshares, Inc. may be resold without registration. Shares purchased by an affiliate of Colonial Bankshares, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Colonial Bankshares, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.    DESCRIPTION OF PROPERTY

        The following table provides certain information with respect to our six banking offices as of December 31, 2005:

                                                OWNED OR     DATE OF LEASE    NET BOOK VALUE OF
                 LOCATION                        LEASED       EXPIRATION        REAL PROPERTY
--------------------------------------------  ------------  ---------------  -------------------
                                                                                (IN THOUSANDS)
MAIN OFFICE:
85 West Broad Street                              Owned          N/A             $      376
Bridgeton, New Jersey 08302

BRANCH OFFICES:
1107 North High Street
Millville, New Jersey 08332                       Owned          N/A             $      331

227 Bridgeton Pike
Mantua, New Jersey 08051                          Owned          N/A             $      529

Route 77 and Big Oak Road
Upper Deerfield Township, New Jersey 08302        Owned          N/A             $      131

1771 South Lincoln Avenue
Vineland, New Jersey 08361                        Owned          N/A             $      351

271 Lambs Road
Sewell, New Jersey 08080                          Owned          N/A             $      317

        In addition, we plan to build a new administrative headquarters/full-service office in Vineland, New Jersey and a branch office in Buena, New Jersey. We have budgeted approximately $6.3 million for the construction of these new banking facilities, for which we have already spent $1.9 million as of December 31, 2005. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the first calendar quarter of 2007, and opening the branch office in the second calendar quarter of 2007. However, because building these facilities is subject to state and local government approval, we cannot assure you that we will be able to open these facilities at these dates, or that we will be able to complete construction even if we expend significant funds on the construction projects.

        The net book value of our premises, land and equipment was approximately $4.5 million at December 31, 2005.

        For information regarding the Company's investment in mortgages and mortgage-related securities, see "Item 1. Business" herein.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

        (a) Reference is made to the "Market for Common Stock" section of Colonial Bankshares' 2005 Annual Report to Stockholders, which is incorporated herein by reference.

        (b)     Not applicable.

        (c) Colonial Bankshares did not repurchase any shares of its common stock during the relevant period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Colonial Bankshares' 2005 Annual Report to Stockholders is incorporated herein by reference (see Exhibit 13).

ITEM 7.    FINANCIAL STATEMENTS

        The consolidated financial statements included in Colonial Bankshares' 2005 Annual Report to Stockholders are incorporated herein by reference (see
Exhibit 13).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.   CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Colonial Bankshares has adopted a Code of Ethics that applies to Colonial Bankshares' principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB. A copy of the Code will be furnished without charge upon written request to the Secretary, Colonial Bankshares, Inc., 85 West Broad Street, Bridgeton, NJ 08302.

        Information concerning Directors and executive officers of Colonial Bankshares will be filed with the Securities and Exchange Commission by amendment to this Form 10-KSB.

ITEM 10.   EXECUTIVE COMPENSATION

        Information concerning executive compensation will be filed with the Securities and Exchange Commission by amendment to this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain owners and management will be filed with the Securities and Exchange Commission by amendment to this Form 10-KSB.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and transactions will be filed with the Securities and Exchange Commission by amendment to this Form 10-KSB.

ITEM 13.   EXHIBITS

        3.1     Charter of Colonial Bankshares, Inc.*
        3.2     Bylaws of Colonial Bankshares, Inc.*
        4       Form of Common Stock Certificate of Colonial Bankshares, Inc.*
        10      Form of Employee Stock Ownership Plan*
        13      Portions of 2005 Annual Report to Stockholders
        14      Code of Ethics
        21      Subsidiaries of Registrant*
        23.1    Consent of Independent Registered Public Accounting Firm

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Colonial Bankshares (file no. 333-123583), originally filed with the Securities and Exchange Commission on March 25, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services will be filed with the Securities and Exchange Commission by amendment to this Form 10-KSB.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COLONIAL BANKSHARES, INC.


Date: March 27, 2006                         By: /s/ Edward J. Geletka
                                                 ---------------------
                                             Edward J. Geletka
                                             President, Chief Executive Officer
                                             and Director
                                             (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                                    Title                              Date
           ----------                                    -----                              -----

/s/ Edward J. Geletka                         President, Chief Executive                March 27, 2006
--------------------------------              Officer and Director (Principal
Edward J. Geletka                             Executive Officer)


/s/ L. Joseph Stella, III                     Executive Vice President and              March 27, 2006
--------------------------------              Chief Financial Officer
L. Joseph Stella, III                         (Principal Financial and
                                              Accounting Officer)


/s/ Frank M. Hankins                          Chairman of the Board                     March 27, 2006
--------------------------------
Frank M. Hankins


/s/ Albert A. Fralinger                       Vice Chairman of the Board                March 27, 2006
--------------------------------
Albert A. Fralinger


/s/ Richard S. Allen                          Director                                  March 27, 2006
--------------------------------
Richard S. Allen


/s/ Gregory J. Facemyer                       Director                                  March 27, 2006
--------------------------------
Gregory J. Facemyer


/s/ John Fitzpatrick                          Director                                  March 27, 2006
--------------------------------
John Fitzpatrick


/s/ James Quinn                               Director                                  March 27, 2006
--------------------------------
James Quinn