Form 10KSB/A
period 2005-12-31
Colonial Bankshares Inc
filed 2006-04-28
CIK 1317019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        The table below sets forth certain information, as of January 1, 2006, regarding the members of the Board of Directors of Colonial Bankshares, Inc., and Executive Officers who are not Directors, including the terms of office of board members.

                                                                                     CURRENT        SHARES
                                 POSITION(S) HELD WITH                 DIRECTOR       TERM       BENEFICIALLY     PERCENT
           NAME                COLONIAL BANKSHARES, INC.      AGE      SINCE (1)     EXPIRES        OWNED         OF CLASS
---------------------------  -----------------------------  -------  -----------  ------------  --------------  ------------
                                                          NOMINEES

Frank M. Hankins, Jr.        Chairman of the Board             87        1947          2006        38,500 (2)         *
Gregory J. Facemyer, CPA     Director                          50        1994          2006        20,000 (3)         *

                                                   CONTINUING BOARD MEMBERS

Edward J. Geletka            President, Chief Executive        44        2001          2007        19,106 (4)         *
                               Officer and Director
Richard S. Allen             Director                          48        2001          2007        15,000 (5)         *
James Quinn                  Director                          60        1998          2007        20,000 (6)         *
Albert A. Fralinger, Jr.     Vice Chairman of the Board        73        1971          2008        25,000 (7)         *
John Fitzpatrick, CPA        Director                          42        2005          2008           300             *

                                                      EXECUTIVE OFFICERS
                                                    WHO ARE NOT DIRECTORS

L. Joseph Stella, III, CPA   Executive Vice President and      48         N/A           N/A        10,934 (8)         *
                               Chief Financial Officer
Richard W. Dapp              Senior Vice President and         51         N/A           N/A         1,400             *
                               Chief Credit Officer
William F. Whelan            Senior Vice President             53         N/A           N/A           300             *

All Directors and Executive Officers as a Group (10 persons)                                      150,540            3.3%

---------------------------------------

*    Less than 1%.
(1) Includes service with Colonial Bank, FSB and Colonial Bankshares, Inc., a federal corporation.
(2)  Includes 8,500 shares held in trust for Mr. Hankins' grandchildren.
(3)  Includes 5,000 shares held in Mr. Facemyer's profit sharing plan.
(4) Includes 5,910 shares held in Mr. Geletka's account in Colonial Bank, FSB's 401(k) Plan, 1,096 shares allocated to Mr. Geletka under Colonial Bank, FSB's ESOP, and 2,500 shares held by Mr. Geletka's spouse.
(5)  The 15,000 shares are held jointly with Mr. Allen's spouse.
(6)  Includes 10,000 shares held by Mr. Quinn's spouse.
(7)  Includes 10,000 shares held by Mr. Fralinger's spouse.
(8) Includes 9,193 shares held in Mr. Stella's account in Colonial Bank, FSB's 401(k) Plan, 841 shares allocated to Mr. Stella under Colonial Bank, FSB's ESOP and 900 shares held jointly with Mr. Stella's spouse.

        The business experience for the past five years for each of our directors and executive officers is as follows:

        FRANK M. HANKINS, JR. is the retired Chairman of H. H. Hankins & Brothers Lumber in Bridgeton, New Jersey.

        ALBERT A. FRALINGER, JR. is the Chairman and Chief Financial Officer of Fralinger Engineering, a civil engineering firm that he founded in 1960.

        EDWARD J. GELETKA has served as the President and Chief Executive Officer of Colonial Bank, FSB since 2000, and has been employed by Colonial Bank, FSB in a variety of positions since 1987.

        RICHARD S. ALLEN has been the President of Allen Associates, Insurance Services, since 1993. Mr. Allen has been employed by Allen Associates since 1982.

        GREGORY J. FACEMYER, CPA, has been a self-employed certified public accountant since 1980. Mr. Facemyer is also a Commissioner of the Cumberland County Utilities Authority.

        JOHN FITZPATRICK, CPA, is the President of Fitzpatrick & McIlvaine, CPAs PC of Pitman, New Jersey, which he founded in 1992.

        JAMES QUINN is the owner of Quinn Broadcasting, Inc., which he founded in 1977. Mr. Quinn has also served as the mayor of Millville, New Jersey since 1997.

        L. JOSEPH STELLA, III, CPA has served as Executive Vice President and Chief Financial Officer of Colonial Bank, FSB since March 1999.

        RICHARD W. DAPP has served as Senior Vice President and Chief Credit Officer of Colonial Bank, FSB since July 2004. From November 2003 to July 2004, Mr. Dapp served as Vice President/Chief Commercial Lending Officer for Franklin Savings Bank, Pilesgrove, New Jersey. From June 2001 to November 2002, Mr. Dapp served as Cumberland County Regional Vice President for Commerce Bank, NA, Vineland, New Jersey.

        WILLIAM F. WHELAN was appointed Senior Vice President of Colonial Bank, FSB in July 2005. Mr. Whelan was previously the Chief Executive Officer of St. Joseph's Carpenter Society, a charitable organization that constructs housing units, and worked for that organization from 2001 until 2005. From 1974 until 2001, Mr. Whelan worked for financial institutions in numerous positions.

AUDIT COMMITTEE

        The Audit Committee is comprised of Directors Facemyer (who serves as Chairman), Fitzpatrick and Hankins. The Board of Directors has determined that each of Messrs. Facemyer and Fitzpatrick qualifies as an "audit committee financial expert." Each member of the Audit Committee is "independent" in accordance with the listing standards of the National Association of Securities Dealers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Our Executive Officers and Directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2005, no Executive Officer, Director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

CODE OF ETHICS

        Colonial Bankshares has adopted a Code of Ethics that applies to Colonial Bankshares' principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 to Colonial Bankshares, Inc.'s Annual Report on Form 10-KSB as filed with the U.S. Securities and Exchange Commission on March 30, 2006. A copy of the Code will be furnished without charge upon written request to the Secretary, Colonial Bankshares, Inc., 85 West Broad Street, Bridgeton, NJ 08302.

ITEM 10.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Each of the individuals who currently serves as a director of Colonial Bankshares, Inc. also serves as a director of Colonial Bank, FSB and earns director fees in that capacity, although directors who are also employees of Colonial Bank, FSB do not receive director fees. Each non-employee director of Colonial Bank, FSB is paid an annual retainer fee of $7,500. The Chairman of the Board is paid a fee of $1,800 per board meeting, the Vice Chairman of the Board is paid a fee of $1,500 per board meeting and all other non-employee directors are paid a fee of $1,250 per board meeting. In addition, each non-employee director participates in Colonial Bank, FSB's bonus program. Bonuses are calculated as a percentage of the director's annual compensation. During the year ended December 31, 2005, payments under this plan were $3,050, $2,665, $2,344, $2,344 and $2,344 for Chairman Hankins, Vice Chairman Fralinger and Directors Allen, Facemyer and Quinn, respectively.

EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE. The following table sets forth for the year ended December 31, 2005, certain information as to the total remuneration paid to our Chief Executive Officer and each other executive officer who received salary and bonus for 2005 of $100,000 or more (together, "Named Executive Officers").

                                                                                            LONG-TERM COMPENSATION
                                                                             -------------------------------------------------
                                          ANNUAL COMPENSATION                          AWARDS                 PAYOUTS
                           ------------------------------------------------  ------------------------  -----------------------
                              YEAR                             OTHER ANNUAL   RESTRICTED     OPTIONS/              ALL OTHER
    NAME AND PRINCIPAL        ENDED                            COMPENSATION      STOCK         SARS      LTIP     COMPENSATION
        POSITION            12/31 (1)    SALARY       BONUS         (2)         AWARDS         (#)      PAYOUTS        (3)
-------------------------  ----------  ----------  ----------  ------------  ------------  ----------  ---------  ------------
Edward J. Geletka,
  President and Chief
  Executive Officer            2005     $150,028     $29,610    $       --    $       --        --      $     --    $  19,426

L. Joseph Stella, III,
  CPA, Executive
  Vice President and
  Chief Financial              2005     $115,036     $22,700    $       --    $       --        --      $     --    $  16,096
  Officer

Richard  W. Dapp,
  Senior Vice
  President and Chief
  Credit Officer               2005     $100,000      $4,935    $       --    $       --        --      $     --    $   1,234

------------------------------------------

(1) Summary compensation information is excluded for the years ended December 31, 2004 and 2003, as Colonial Bankshares, Inc. was not a public company during those periods.
(2) Colonial Bank, FSB provides certain of its executive officers with non-cash benefits and perquisites. Management believes that the aggregate value of these benefits for the year ended December 31, 2005 did not, in the case of the named executive officers, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for them in the Summary Compensation Table.
(3) Represents payments under the Phantom Stock Appreciation Rights Incentive Agreements, payments made in lieu of unused sick pay, employer matching funds under the Colonial Bank, FSB 401(k) Savings Plan and premiums paid for life insurance.

        EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST. Colonial Bank, FSB implemented an employee stock ownership plan in connection with Colonial Bankshares, Inc.'s initial public offering, effective as of January 1, 2005. Employees with at least one year of employment with Colonial Bank, FSB are eligible to participate. As part of the offering, the employee stock ownership plan trust borrowed funds from Colonial Bankshares, Inc. and used those funds to purchase 166,398 shares of the common stock. The shares of common stock purchased by the employee stock ownership plan are the collateral for the loan. The loan will be repaid principally from Colonial Bank, FSB through discretionary contributions to the employee stock ownership plan over a period of fifteen years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan will be equal to 6.00% for the term of the loan. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

        Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of credited service with Colonial Bank, FSB prior to the adoption of the plan. A participant's interest in his account under the plan also fully vest in the event of termination of service due to a participant's early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable in the form of shares of common stock and/or cash. Colonial Bank, FSB's contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to SOP 93-6, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. The employee stock ownership plan will terminate in the event of a change in control.

        OTHER EQUITY COMPENSATION PLANS. Colonial Bankshares, Inc. does not have any equity compensation programs other than its employee stock ownership plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with Colonial Bankshares, Inc. and the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of January 1, 2006, the shares of common stock beneficially owned by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock.

                                               AMOUNT OF SHARES
                                               OWNED AND NATURE         PERCENT OF SHARES
       NAME AND ADDRESS OF                       OF BENEFICIAL           OF COMMON STOCK
        BENEFICIAL OWNERS                        OWNERSHIP (1)              OUTSTANDING
     ----------------------                  ----------------------    --------------------
     Colonial Bankshares, MHC                      2,441,716                  54.00%
     85 West Broad Street
     Bridgeton, New Jersey 08302

     Grace and White, Inc.                           294,000(2)                6.50%
     515 Madison Ave., Suite 1700
     New York, New York 10022

     -------------------------------------------
     (1) Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.
     (2) Based on information contained in a Schedule 13D/A filed on 1/31/2006 with information as of 12/31/2005.

        Information with respect to share ownership of Directors and Executive Officers is included in "ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," above.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In the ordinary course of business, Colonial Bank, FSB makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as comparable loans to other borrowers. Management believes that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

        Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to Colonial Bankshares, Inc. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to Colonial Bankshares, Inc.'s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

ITEM 13.   EXHIBITS

        3.1     Charter of Colonial Bankshares, Inc.*
        3.2     Bylaws of Colonial Bankshares, Inc.*
        4       Form of Common Stock Certificate of Colonial Bankshares, Inc.*
        10      Form of Employee Stock Ownership Plan*
        13      Portions of Annual Report to Stockholders**
        14      Code of Ethics**
        21      Subsidiaries of Registrant*
        23.1    Consent of Independent Registered Public Accounting Firm**
        31.1    Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002
        31.2    Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002
        32      Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Colonial Bankshares (file no. 333-123583), originally filed with the Securities and Exchange Commission on March 25, 2005.
** Incorporated by reference to the Annual Report on Form 10-KSB of Colonial Bankshares, Inc. (file no. 0-51385), originally filed with the Securities and Exchange Commission on March 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Set forth below is certain information concerning aggregate fees billed for professional services rendered by Beard Miller Company LLP during the years ended December 31, 2005 and 2004:

        AUDIT FEES. The aggregate fees billed to us by Beard Miller Company LLP for professional services rendered by Beard Miller Company LLP for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings and engagements were $148,700 and $40,300 during the years ended December 31, 2005 and 2004, respectively.

        AUDIT RELATED FEES. There were no fees billed to us by Beard Miller Company LLP for assurance and related services rendered by Beard Miller Company LLP that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in "--Audit Fees," above, during the years ended December 31, 2005 and 2004, respectively.

        TAX FEES. The aggregate fees billed to us by Beard Miller Company LLP for professional services rendered by Beard Miller Company LLP for tax preparation, tax consultation and tax compliance were $10,000 and $3,500 during the years ended December 31, 2005 and 2004, respectively.

        ALL OTHER FEES. There were no fees billed to us by Beard Miller Company LLP during the years ended December 31, 2005 and 2004, respectively that are not described above.

        The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by Beard Miller Company LLP, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the years ended December 31, 2005 and 2004.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COLONIAL BANKSHARES, INC.


Date: April 27, 2006                     By: /s/ Edward J. Geletka
                                             -----------------------------------
                                             Edward J. Geletka
                                             President, Chief Executive Officer
                                             and Director
                                             (Duly Authorized Representative)

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

           Signatures                                    Title                              Date
           ----------                                    -----                              -----

/s/ Edward J. Geletka                         President, Chief Executive                April 27, 2006
--------------------------------              Officer and Director (Principal
Edward J. Geletka                             Executive Officer)


/s/ L. Joseph Stella, III                     Executive Vice President and              April 27, 2006
--------------------------------              Chief Financial Officer
L. Joseph Stella, III                         (Principal Financial and
                                              Accounting Officer)


/s/ Frank M. Hankins                          Chairman of the Board                     April 27, 2006
--------------------------------
Frank M. Hankins


/s/ Albert A. Fralinger                       Vice Chairman of the Board                April 27, 2006
--------------------------------
Albert A. Fralinger


/s/ Richard S. Allen                          Director                                  April 27, 2006
--------------------------------
Richard S. Allen


/s/ Gregory J. Facemyer                       Director                                  April 27, 2006
--------------------------------
Gregory J. Facemyer


/s/ John Fitzpatrick                          Director                                  April 27, 2006
--------------------------------
John Fitzpatrick


/s/ James Quinn                               Director                                  April 27, 2006
--------------------------------
James Quinn