Form 10QSB
period 2006-03-31
Colonial Bankshares Inc
filed 2006-05-15
CIK 1317019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   MARCH 31, 2006

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                to
                                        -------------      -------------------

         Commission file number 0-51385

                            COLONIAL BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

            UNITED STATES OF AMERICA                     90-0183739
          (State or other jurisdiction              (I.R.S. Employer ID No.)
        of incorporation or organization

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

                                (1) [ X ] Yes [ ] No
                                (2) [ X ] Yes [ ] No

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    [  ]  Yes  [ X ]  No

State the number of shares outstanding of each of the issuer's classes of common equity as of May 11, 2006.

           4,521,696 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one),  [  ] Yes [ X ] No

                                       TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                                       PAGE
------        ---------------------                                                       ----
Item 1        Consolidated Statements of Financial Condition                                2
              Consolidated Statements of Income                                             3
              Consolidated Statements of Stockholders' Equity                               4
              Consolidated Statements of Cash Flows                                         5
              Notes to Consolidated Financial Statements                                    6

Item 2        Management's Discussion and Analysis of Financial Condition                  12
                  and Results of Operations

Item 3        Controls and Procedures                                                      19

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                                            20

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds                  20

Item 3        Defaults Upon Senior Securities                                              20

Item 4        Submission of Matters to Vote of Security Holders                            20

Item 5        Other Information                                                            20

Item 6        Exhibits                                                                     20

              Signatures                                                                   22

Exhibit 31.1  Certification of Chief Executive Officer Pursuant to Section 302 of
              Sarbanes-Oxley Act of 2002

Exhibit 31.2  Certification of Chief Financial Officer Pursuant to Section 302 of
              Sarbanes-Oxley Act of 2002

Exhibit 32    Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

PART I     FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                                 March 31,   December 31,
                                                                                   2006         2005
                                                                                 ---------    ---------
                                                                                (unaudited)    (audited)
                                                                              (Dollars In Thousands, Except
                                                                                    Per Share Data)
                                    ASSETS
Cash and amounts due from banks                                                  $   8,968    $  10,669
Certificates of deposit in other financial institutions                                700         --
Investment securities available for sale                                           138,426      139,256
Investment securities held to maturity                                              17,417       17,474
Loans receivable, net of allowance for loan losses of $1,248 at March 31, 2006
          and $1,168 at December 31, 2005                                          165,925      157,774
Federal Home Loan Bank stock                                                         1,058        1,021
Office properties and equipment, net                                                 4,722        4,535
Investment in life insurance                                                         2,418        2,397
Accrued interest receivable and other assets                                         4,248        3,726
                                                                                 ---------    ---------

     TOTAL ASSETS                                                                $ 343,882    $ 336,852
                                                                                 =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits:
          Noninterest-bearing                                                    $  15,547    $  13,638
          Interest-bearing                                                         275,395      271,087
                                                                                 ---------    ---------
          Total deposits                                                           290,942      284,725
     Short-term borrowings                                                          16,235       15,415
     Advances from borrowers for taxes and insurance                                   616          505
     Accrued interest payable and other liabilities                                    453          346
                                                                                 ---------    ---------

         TOTAL LIABILITIES                                                         308,246      300,991

STOCKHOLDERS' EQUITY
     Preferred stock, 1,000,000 shares authorized and unissued                        --           --
     Common stock, par value $0.10 per share; authorized 10,000,000 shares;
         issued and outstanding 4,521,696 shares at March 31, 2006 and
         December 31, 2005                                                             452          452
     Paid-in capital                                                                19,414       19,414
     Unearned shares held by Employee Stock Ownership Plan                          (1,548)      (1,548)
     Retained earnings                                                              18,612       18,252
     Accumulated other comprehensive loss                                           (1,294)        (709)
                                                                                 ---------    ---------

         TOTAL STOCKHOLDERS' EQUITY                                                 35,636       35,861
                                                                                 ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 343,882    $ 336,852
                                                                                 =========    =========


See notes to consolidated financial statements.

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2006           2005
                                                                   ----------     ----------
                                                                 (Dollars in Thousands, Except
                                                                         Per Share Data)
INTEREST INCOME
     Loans, including fees                                         $    2,387     $    1,841
     Mortgage-backed securities                                           608            465
     Securities:
       Taxable                                                            842            712
       Tax-exempt                                                         337            317
                                                                   ----------     ----------
         TOTAL INTEREST INCOME                                          4,174          3,335
                                                                   ----------     ----------

INTEREST EXPENSE
     Deposits                                                           1,996          1,388
     Short-term borrowings                                                142             53
                                                                   ----------     ----------

         TOTAL INTEREST EXPENSE                                         2,138          1,441
                                                                   ----------     ----------
         NET INTEREST INCOME                                            2,036          1,894

PROVISION FOR LOAN LOSSES                                                  63            107
                                                                   ----------     ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,973          1,787
                                                                   ----------     ----------

NON-INTEREST INCOME
     Fees and service charges                                             195            161
     Gain on sale of loans                                                 15           --
     Earnings on life insurance                                            21             20
     Other                                                                  5             10
                                                                   ----------     ----------
         TOTAL NON-INTEREST INCOME                                        236            191
                                                                   ----------     ----------

NON-INTEREST EXPENSES
     Compensation and benefits                                          1,054            883
     Occupancy and equipment                                              233            196
     Data processing                                                      151            124
     Office supplies                                                       25             24
     Professional fees                                                     81             22
     Other                                                                235            238
                                                                   ----------     ----------

         TOTAL NON-INTEREST EXPENSES                                    1,779          1,487
                                                                   ----------     ----------
         INCOME BEFORE INCOME TAXES                                       430            491

INCOME TAXES                                                               70             92
                                                                   ----------     ----------
         NET INCOME                                                $      360     $      399
                                                                   ==========     ==========


PER SHARE DATA (SEE NOTE 4):
     Earnings per share - basic and diluted                        $     0.08             NA
     Weighted average number of shares outstanding - basic and
         diluted                                                    4,366,901             NA

See notes to consolidated financial statements.

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)


                                                                          Unearned                    Accumulated
                             Common                                       Shares                        Other             Total
                             Shares         Common          Paid-in       Held By        Retained     Comprehensive    Stockholders'
                             Issued         Stock           Capital        ESOP          Earnings     Income (Loss)       Equity
                           ----------     ----------      ----------     -------        ----------   ---------------  -------------
                                                       (In Thousands, Except Share Data)
Balance, January 1,
2006                       4,521,696      $     452       $  19,414      $(1,548)       $  18,252      $    (709)        $  35,861

Comprehensive
income (loss):
   Net income                   --             --              --           --                360           --                 360

   Net change in
   unrealized loss
   on securities
   available for
   sale, net of
   tax benefit of
   $390                         --             --              --           --               --             (585)             (585)
                                                                                                                         ---------

    Comprehensive
    loss                        --             --              --           --               --             --                (225)
                           ---------      ---------       ---------      -------        ---------      ---------         ---------

Balance, March 31,
2006                       4,521,696      $     452       $  19,414      $(1,548)       $  18,612      $  (1,294)        $  35,636
                           =========      =========       =========      =======        =========      =========         =========


Balance, January 1
2005                             100      $    --         $       5      $  --          $  16,483      $     360         $  16,848

Comprehensive
income (loss):
   Net income                   --             --              --           --                399           --                 399

   Net change in
   unrealized loss
   on securities
   available for
   sale, net of
   tax benefit of
   $526                         --             --              --           --               --             (726)             (726)
                                                                                                                         ---------

    Comprehensive
    loss                        --             --              --           --               --             --                (327)
                           ---------      ---------       ---------      -------        ---------      ---------         ---------

Balance, March 31,
2005                             100      $    --         $       5      $  --          $  16,882      $    (366)        $  16,521
                           =========      =========       =========      =======        =========      =========         =========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)


                                                                               Three Months Ended March 31,
                                                                                --------------------------
                                                                                  2006            2005
                                                                                --------         --------
CASH FROM OPERATING ACTIVITIES                                                        (In Thousands)
Net income                                                                      $    360         $    399
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                       63              107
      Depreciation expense                                                           101               83
      Deferred income taxes                                                          (94)             (68)
      Net earnings on bank-owned life insurance                                      (21)             (20)
      Loans originated for sale                                                     (953)              --
      Proceeds from sale of loans                                                    968               --
      Gain on sale of loans                                                          (15)              --
      Net amortization of loan fees                                                    4                5
      Amortization of premium and discount on investment securities, net             (45)              38
      Increase in other assets                                                       (41)             (18)
      Decrease in other liabilities                                                  107              249
                                                                                --------         --------
               Net cash provided by operating activities                             434              775
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from calls and maturities of:
          Investment securities available for sale                                   263            1,780
          Investment securities held to maturity                                      --            2,000
      Purchase of:
          Investment securities available for sale                                  (679)             (93)
          Investment securities held to maturity                                    (180)              --
          Mortgage-backed securities available for sale                           (3,819)              --
          Office properties and equipment                                           (288)            (355)
      Principal repayments from:
          Investment securities                                                      871            1,534
          Mortgage-backed securities                                               3,504            2,937
      Net increase in Federal Home Loan Bank stock                                   (37)              --
      Purchase of interest-bearing time deposits                                    (700)              --
      Net increase in loans receivable                                            (8,218)          (6,612)
                                                                                --------         --------
               Net cash (used for) provided by investing activities               (9,283)           1,191
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                     6,217           16,016
      Net increase (decrease) in short-term borrowings                               820          (10,890)
      Increase in advances from borrowers for taxes and insurance                    111               72
                                                                                --------         --------
               Net cash provided by financing activities                           7,148            5,198
                                                                                --------         --------
               (Decrease) increase in cash and cash equivalents                   (1,701)           7,164
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  10,669            5,282
                                                                                --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  8,968         $ 12,446
                                                                                ========         ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Cash paid:
          Interest                                                              $  2,066         $  1,447
          Income taxes                                                          $    100         $   --


See notes to consolidated financial statements.

                            COLONIAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Colonial Bankshares, Inc. (the "Company") was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB. Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding common stock of Colonial Bank, FSB. On March 25, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company's offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 16, 2005. The offering was completed on June 30, 2005. In the offering, the Company sold 2,079,980 shares of its common stock at a price of $10.00 per share, and issued an additional 2,441,716 shares of its common stock to Colonial Bankshares, MHC; the Company's federally chartered mutual holding company.

         The consolidated financial statements include the accounts of Colonial Bankshares, Inc. and its wholly-owned subsidiary, Colonial Bank, FSB. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three months ended March 31, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

         The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

         Certain reclassifications have been made to the previous year's financial statements to conform to the current year's presentation.

         The Bank maintains its executive offices and main branch in Bridgeton, New Jersey with branches in Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey. The

         Bank's principal business consists of attracting customer deposits and investing these deposits primarily in investments and single-family residential, commercial and consumer loans.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140". SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

         In February 2006, the FASB issued FASB Staff Position No. FAS 123R-4, "Classification of Options and Similar Instruments Issue as Employer Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". The position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

3.       PRIOR PERIOD ADJUSTMENT

         During the third quarter of 2005, as a result of the Company's internal accounting review, the Company identified an error that resulted in an overstatement of interest income earned on investment securities. As a result of the overstatement of interest income earned on investment securities, a prior period adjustment was necessary to the Company's financial results as previously reported in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2005. The financial information contained in this Form 10-QSB as of March 31, 2005 reflects a decrease of $73 thousand in total interest income from $3.4 million to $3.3 million, a decrease of $73 thousand in total net interest income from $2.0 million to $1.9 million, a decrease of $73 thousand in income before income taxes from $564 thousand to $491 thousand, a decrease of $29 thousand in income taxes from $121 thousand to $92 thousand and a decrease of $44 thousand in net income from $443 thousand to $399 thousand. Earnings per share was not meaningful as the Company had no publicly-held shares for the three months ended March 31, 2005.

4.       EARNINGS PER SHARE

         Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. During the three months ended March 31, 2006, the Company did not issue and did not have outstanding any CSEs.

         Earnings per share is not meaningful for the three months ended March 31, 2005, as the Company had no publicly-held shares during the period.

5.       STOCK BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment", which revised SFAS No 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires an entity to recognize the cost of employee services required in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The provisions of SFAS No. 123R are effective for the Company for its fiscal year beginning on January 1, 2006.

         The Company's Board of Directors has adopted the 2006 Colonial Bankshares, Inc. Stock-Based Incentive Plan, subject to regulatory and shareholder approval. The Stock-Based Incentive Plan provides for the grant of shares of common stock and the grant of stock options to officers, employees and directors of the Company. No shares have been granted under the plan. The impact on operations in future periods will be the value imputed on future option grants and awards using the methods prescribed in SFAS No. 123R. The Company had no stock-based compensation for the three months ended March 31, 2006.

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

         As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company's contribution expense for the ESOP was $32 thousand and $0 for the three months ended March 31, 2006 and 2005, respectively.

         The following table presents the components of the ESOP shares:

                                                                   March 31,
                                                                    2006
                                                                ------------
                   Shares released for allocation                    11,603
                   Unreleased shares                                154,795
                                                                ------------
                        Total ESOP shares                           166,398
                                                                ============


6.       COMPREHENSIVE INCOME

         Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Other comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows:

                                                                   Three Months Ended March 31,
                                                                     ------------------------
                                                                       2006              2005
                                                                      -------         -------
                                                                          (In Thousaands)
          Other comprehensive loss:
            Unrealized holding losses on available for sale
              securities                                              $  (975)        $(1,252)
            Reclassification adjustment for net gains realized
              in net income                                              --              --
                                                                      -------         -------
            Net unrealized losses                                        (975)         (1,252)
          Income tax benefit                                              390             526
                                                                      -------         -------
            Net of tax amount                                         $  (585)        $  (726)
                                                                      =======         =======

7.       CONTINGENT LIABILITIES AND GUARANTEES

         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

         The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $815 thousand of standby letters of credit outstanding as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

8.       INVESTMENT SECURITIES

         The following table sets forth the composition of our securities portfolio at the dates indicated.


                                                  At March 31, 2006             At December 31, 2005
                                              -------------------------       ------------------------
                                              Amortized                       Amortized          Fair
                                                Cost         Fair Value         Cost           Value
                                              --------        --------        --------        --------
         Securities available-for-sale:                     (Dollars in thousands)
             Mortgage-backed .........        $ 54,338        $ 53,238        $ 53,771        $ 53,030
             U. S. Government agency .          29,860          29,145          29,509          29,051
             Corporate ...............           9,075           8,882           9,341           9,263
             Mutual funds ............          13,452          13,227          13,314          13,116
             Municipal ...............          24,169          24,117          23,902          24,061
             SBA pools ...............           9,687           9,817          10,597          10,735
                                              --------        --------        --------        --------
                Total securities
                 available-for-sale ..        $140,581        $138,426        $140,434        $139,256
                                              ========        ========        ========        ========

          Securities held-to-maturity:
             Mortgage-backed .........        $  3,213        $  3,272        $  3,499        $  3,592
             U. S. Government agency .           1,000             999           1,000             998
             Corporate ...............           2,972           3,091           2,964           3,130
             Municipal ...............          10,232          10,654          10,011          10,511
                                              --------        --------        --------        --------
                Total securities
                 held-to-maturity ....        $ 17,417        $ 18,016        $ 17,474        $ 18,231
                                              ========        ========        ========        ========

9.       LOANS

         The components of loans at March 31, 2006 and December 31, 2005 are as follows:

                                                At March 31, 2006                At December 31, 2005
                                           ----------------------------      -----------------------------
                                              Amount           Percent           Amount           Percent
                                           -------------     ----------      -------------      ----------
                                                             (Dollars in thousands)
          Real estate loans:
             One- to four-family
               residential .........        $  83,933             50.1%       $  77,738            48.8%
             Home equity loans an d
               lines of credit .....           32,607             19.5           33,067            20.8

             Multi-family ..........            1,721              1.0            1,676             1.1

             Commercial ............           34,470             20.6           31,392            19.7

             Construction ..........            5,664              3.4            6,267             3.9

          Commercial ...............            6,896              4.1            6,880             4.3

          Consumer and other .......            2,223              1.3            2,258             1.4
                                            ---------     ------------        ---------           -----
          Total loans receivable ...        $ 167,514            100.0%       $ 159,278           100.0%
                                                          ============                            =====
          Deferred loan costs (fees)             (341)                             (336)
          Allowance for loan losses            (1,248)                           (1,168)
                                            ---------                         ---------
          Total loans receivable,
             net ...................        $ 165,925                         $ 157,774
                                            =========                         =========

         Nonaccrual loans amounted to approximately $160 thousand and $80 thousand at March 31, 2006 and December 31, 2005, respectively.

10.      DEPOSITS

         Deposit accounts, by type, at March 31, 2006 and December 31, 2005 are summarized as follows:

                                                 At March 31, 2006                        At December 31, 2005
                                        -------------------------------------     --------------------------------------
                                         Balance      Percent      Weighted       Balance        Percent      Weighted
                                                                   Average                                    Average
                                                                     Rate                                       Rate
                                        ----------    ---------    ----------     ---------     ----------    ----------
                                                                    (Dollars in thousands)
          DEPOSIT TYPE:
          Non-interest bearing
            demand ..............        $ 15,547             5.34%         -- %   $   13,638        4.79%         -- %
          Savings ...............          61,007            20.97         1.64        61,635       21.65         1.50
          NOW accounts ..........          33,615            11.55         1.34        33,844       11.89         1.43
          Super NOW accounts ....          13,632             4.69         1.00        17,492        6.14         1.00
          Money market accounts .          19,829             6.82         2.40        18,778        6.59         2.39
                                         --------           ------         ----    ----------       -------      ------
             Total transaction ..
              accounts                    143,630            49.37         1.44       145,387        51.06        1.40

          Certificates of deposit         147,312            50.63         4.16       139,338        48.94         3.96
                                         --------           ------         ----    ----------       -------      ------

             Total deposits .....        $290,942           100.00%        2.82%     $284,725       100.00%        2.65%
                                         -=======           ======         ====     =========       =======       ======


11.      SHORT-TERM BORROWINGS

         Short-term borrowings, consisting of advances from the Federal Home Loan Bank ("FHLB") of New York, at March 31, 2006 and December 31, 2005 are as follows:

                                      Interest
           Maturity                     Rate          2006          2005
           -----------------------    ----------    -------        -------
                                                    (Dollars in Thousands)

          April 3, 2006                   4.99%     $16,235        $    --
          Janaury 3, 2006                 4.17%          --         15,415
                                                    -------        -------
                                                    $16,235        $15,415
                                                    =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth. Words such as "may," "could," "should," "would," "will," "will likely result," "believe," "expect," "plan," "will continue," "is anticipated," "estimate," "intend," "project," and similar expressions are intended to identify these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

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

         The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At March 31, 2006 and December 31, 2005, the allowance did not include an unallocated component.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

         Total assets increased $7.0 million, or 2.1%, to $343.9 million at March 31, 2006, from $336.9 million at December 31, 2005. The increase was the result of increases in loans receivable and certificates of deposits in other financial institutions, offset by a decrease in cash and amounts due from banks and investment securities available for sale.

         Net loans receivable increased by $8.1 million, or 5.1%, to $165.9 million at March 31, 2006 from $157.8 million at December 31, 2005. One- to four-family residential real estate loans, which comprise half of our loan portfolio, increased $6.1 million, or 7.8%, to $83.9 million at March 31, 2006 from $77.8 million at December 31, 2005 reflecting a continued increase in our marketing efforts and the hiring of mortgage solicitors. Commercial real estate loans increased $3.1 million, or 9.9%, to $34.5 million at March 31, 2006 from $31.4 million at December 31, 2005. The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting, in part, from the expansion of our commercial lending staff in recent years.

         Securities available for sale decreased $830 thousand, or 0.6%, to $138.4 million at March 31, 2006 from $139.3 million at December 31, 2005. The decrease was the result of $4.1 million in principal amortization, $263 thousand in maturities and calls of investment securities and a $975 thousand decrease in the fair value of securities available for sale offset by purchases in the amount of $4.5 million. Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment. In addition, securities held to maturity decreased slightly by $57 thousand, to $17.4 million at March 31, 2006 from $17.5 million at December 31, 2005. This was mainly from principal amortization from mortgage-backed securities.

         In March 2006, the Company, through its banking subsidiary, Colonial Bank, FSB submitted an application to the Office of Thrift Supervision to establish a Delaware corporation as a wholly-owned operating subsidiary. Subject to the receipt of regulatory approval, the Company anticipates establishing and funding the subsidiary during the third calendar quarter of 2006. The operating subsidiary will receive cash and investment securities from the Bank in exchange for all the outstanding common stock of the new corporation. The purpose of the subsidiary is to invest in and manage securities.

         Deposits increased $6.2 million, or 2.2%, to $290.9 million at March 31, 2006 from $284.7 million at December 31, 2005. The largest increase was in certificates of deposit, which increased $8.0 million, or 5.7%, to $147.3 million at March 31, 2006 from $139.3 million at December 31, 2005. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. Non-interest bearing demand accounts increased $1.9 million, or 14.0%. The increase in non-interest bearing demand accounts was due to increases in small business checking accounts. Money-market deposit accounts increased by $1.1 million. NOW accounts, Super-NOW accounts and savings accounts decreased by $229 thousand, $3.9 million and $628 thousand, respectively.

         Short-term borrowings increased $820 thousand, or 5.3%, to $16.2 million at March 31, 2006 from $15.4 million at December 31, 2005. We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and pay downs of securities, discussed above, exceeded the cash we needed to fund loan originations.

         Total stockholders' equity decreased $225 thousand to $35.6 million at March 31, 2006 from $35.86 million at December 31, 2005. This decrease was attributable to a increase in accumulated other comprehensive loss of $585 thousand offset by net income of $360 thousand. Accumulated other comprehensive loss increased as a result of changes in the net unrealized losses on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

         GENERAL. Net income decreased $39 thousand, or 9.8%, to $360 thousand for the three months ended March 31, 2006 from $399 thousand for the three months ended March 31, 2005. The principal reason for the decrease was a $292 thousand increase in non-interest expense offset by an increase in net interest income after the provision for loan losses of $186 thousand, an increase in non-interest income of $45 thousand and a decrease in income tax expense of $22 thousand.

         INTEREST INCOME. Interest income increased $839 thousand, or 25.2%, to $4.2 million for the three months ended March 31, 2006 from $3.3 million for the three months ended March 31, 2005. The increase in interest income resulted from a $546 thousand increase in interest income on loans and a $293 thousand increase in interest income on investment securities.

         Interest income on loans increased $546 thousand, or 29.7%, to $2.4 million for the three months ended March 31, 2006 from $1.8 million for the three months ended March 31, 2005. The average balance of loans increased $33.2 million, or 25.9%, to $161.4 million for the three months ended March 31, 2006 from $128.3 million for the three months ended March 31, 2005. In addition, the average yield increased to 5.92% for the three months ended March 31, 2006 from 5.74% for the three months ended March 31, 2005. The increase in average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans. The increase in average balance of one-to-four family residential estate loans reflected, in part, our increased marketing efforts and increased staffing, including mortgage solicitors. The increase in average balance of commercial real estate loans reflected our continued emphasis on originating this type of loan, resulting, in part, from expanding our commercial lending staff in recent years.

         Interest income on securities increased $293 thousand, or 19.6% to $1.8 million for the three months ended March 31, 2006 from $1.5 million for the three months ended March 31, 2005. This increase was due to an increase in the average balance of investment securities and an increase in the average yield on investment securities.

         INTEREST EXPENSE. Interest expense increased $697 thousand, or 48.4%, to $2.1 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005.

         Interest expense on interest-bearing deposits increased by $608 thousand, or 43.8%, to $2.0 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. The increase in interest expense on interest-bearing deposits was due to a $22.0 million, or 8.7%, increase in the average balance of interest-bearing deposits to $275.8 million for the three months ended March 31, 2006 from $253.8 million for the three months ended March 31, 2005. In addition, the average rate paid on interest-bearing deposits increased 70 basis points to 2.89% for the three months ended March 31, 2006 from 2.19% for the three months ended March 31, 2005. We experienced increases in the average balances of certificates of deposits and the NOW account categories and decreases in the savings and money market account categories. In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits. The average cost of all deposit accounts increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

         Interest expense on short-term borrowings increased $89 thousand to $142 thousand for the three months ended March 31, 2006 from $53 thousand for the three months ended March 31, 2005. This increase was due to a $2.9 million increase in the average balance of borrowings to $12.4 million for the three months ended March 31, 2006 from $9.5 million for the three months ended March 31, 2005 and by a 268 basis point increase in the average cost of such borrowings to 4.60% for the three months ended March 31, 2006 from 2.24% for the three months ended March 31, 2005. Short-term borrowings increased to fund loan growth.

         NET INTEREST INCOME. Because the increase in our interest income was greater than our increase in interest expense, net interest income increased by $142 thousand, or 7.5%, to $2.0 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. The average balance of net interest-earning assets increased to $30.5 million for the three months ended March 31, 2006 compared to $12.0 million for the three months ended March 31, 2005. However, our net interest margin decreased 19 basis points to 2.56% for the three months ended March 31, 2006 from 2.75% for the three months ended March 31, 2005, and our net interest rate spread decreased 39 basis points to 2.27% for the three months ended March 31, 2006 from 2.66% for the three months ended March 31, 2005.

         PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We recorded a provision for loan losses of $63 thousand for the three months ended March 31, 2006 and a provision for loan losses of $107 thousand for the three months ended March 31, 2005. The provisions recorded reflected net recoveries of $17 thousand for the three months ended March 31, 2006 and net charge-offs of $7 thousand for the three months ended March 31, 2005. The allowance for loan loss as a percentage of total loans was 0.75% and 0.73% at March 31, 2006 and December 31, 2005, respectively.

         NON-INTEREST INCOME. Non-interest income was $236 thousand for the three months ended March 31, 2006 and $191 thousand for the three months ended March 31, 2005. Fees and service charges on deposit accounts, through increases in volume, increased by $45 thousand and gains on the sale of loans increased by $15 thousand, which were offset by decreases in other non-interest income.

         NON-INTEREST EXPENSE. Non-interest expense increased $292 thousand, or 19.6%, to $1.8 million for the three months ended March 31, 2006 from $1.5 million for the three months ended March 31, 2005. Compensation and benefits expense increased $171 thousand to $1.1 million for the three months ended March 31, 2006 from $883 thousand for the three months ended March 31, 2005. Normal salary increases, the addition of management-level employees, increases in benefit costs, increases in payroll taxes and the implementation of an Employee Stock Ownership Plan ("ESOP") accounted for the increase in compensation and benefit expense. Occupancy and equipment expense increased $37 thousand, or 18.9%. This increase was mainly due to increased depreciation expense and increased repairs and maintenance expense. Data processing expense increased $27 thousand. This increase in data processing costs was due to the increase in the number of savings accounts and loan accounts processed with our service bureau. Professional fees increased $59 thousand. This increase was mainly due to increased accounting, audit and legal expenses associated with being a public company. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with being a public company and fees associated with complying with the Sarbanes-Oxley Act of 2002.

         INCOME TAX EXPENSE. The provision for income taxes was $70 thousand for the three months ended March 31, 2006, compared to $92 thousand for the three months ended March 31, 2005, reflecting effective tax rates of 16.3% and 18.7%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance.


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

         Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $9.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $138.4 million at March 31, 2006. In addition, at March 31, 2006, we had the ability to borrow a total of approximately $45.2 million from the Federal Home Loan Bank of New York. On that date, we had $16.2 million in advances outstanding.

         At March 31, 2006, we had $13.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $15.1 million in unadvanced funds to borrowers. Certificates of deposit due within one year of March 31, 2006 totaled $71.2 million, or 24.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

         Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2006, we originated $16.3 million of loans, purchased $4.7 million of securities and invested $700 thousand in certificates of deposits in other financial institutions. For the three months ended March 31, 2005, we originated $15.5 million of loans and purchased $93 thousand of securities.

         Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $6.2 million and $16.0 million for the three months ended March 31, 2006 and 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

         Short-term borrowings increased $820 thousand, net for the three months ended March 31, 2006 and decreased $10.9 million, net for the three months ended March 31, 2005. Short-term Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

         We have received approvals and have begun contruction on our new administrative headquarters/full-service office in Vineland, New Jersey. We have budgeted approximately $6.3 million for the construction of this new banking facility, for which we have already spent $1.5 million as of March 31, 2006. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the first calendar quarter of 2007. We also have plans to build a branch office in Buena Township, New Jersey. As of March 31, 2006, we have spent $269 thousand for the acquisition of this location. We anticipate opening the branch office in the second calendar quarter of 2007. However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities by these dates, or that we will be able to complete construction even if we expend significant funds on the construction projects.

         Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered "well capitalized" under regulatory guidelines.

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

         There were no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          At March 31, 2006, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition, results of operations or cash flows.

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

                                          COLONIAL BANKSHARES, INC.
Registrant



Date:  May 11, 2006                       BY:  /S/ EDWARD J. GELETKA
                                          ---------------------------
                                          Edward J. Geletka
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  May 11, 2006                       BY:  /S/ L. JOSEPH STELLA, III
                                          -------------------------------
                                          L. Joseph Stella, III
                                          Executive Vice President and Chief
                                          Financial Officer  (Principal
                                          Accounting and
                                          Financial Officer)