Form 10QSB
period 2006-06-30
Colonial Bankshares Inc
filed 2006-08-11
CIK 1317019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2006

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                    to
                                        -------------------  -------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 11, 2006.

           4,521,696 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one),
                   [   ]     Yes          [ X ]     No

                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION                                                   PAGE
------            ---------------------                                                   ----

Item 1            Consolidated Statements of Financial Condition                            2
                  Consolidated Statements of Income                                         3
                  Consolidated Statements of Stockholders' Equity                           4
                  Consolidated Statements of Cash Flows                                     5
                  Notes to Consolidated Financial Statements                                7

Item 2            Management's Discussion and Analysis of Financial Condition              14
                      and Results of Operations

Item 3             Controls and Procedures                                                 23

PART II           OTHER INFORMATION
-------           -----------------

Item 1            Legal Proceedings                                                        23

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds              23

Item 3            Defaults Upon Senior Securities                                          23

Item 4            Submission of Matters to Vote of Security Holders                        24

Item 5            Other Information                                                        24

Item 6            Exhibits                                                                 24

                  Signatures                                                               25

Exhibit 31.1      Certification of Chief Executive Officer Pursuant to Section 302 of      26
                  Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification of Chief Financial Officer Pursuant to Section 302 of      27
                  Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002      28




PART I       FINANCIAL INFORMATION
----------------------------------
ITEM 1.  FINANCIAL STATEMENTS

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                                  June 30,           December 31,
                                                                                    2006                2005
                                                                                  ---------           ---------
                                                                                 (unaudited)         (audited)
                                                                                 (Dollars In Thousands, Except
                                                                                         Per Share Data)
                                    ASSETS
       Cash and amounts due from banks                                            $  10,168           $  10,669
       Certificates of deposit in other financial institutions                          700                --
       Investment securities available for sale                                     135,910             139,256
       Investment securities held to maturity                                        16,713              17,474
       Loans receivable, net of allowance for loan losses of $1,290 at
            June 30, 2006 and $1,168 at December 31, 2005                           182,084             157,774
       Federal Home Loan Bank stock, at cost                                          1,193               1,021
       Office properties and equipment, net                                           5,094               4,535
       Investment in life insurance                                                   2,440               2,397
       Accrued interest receivable and other assets                                   4,781               3,726
                                                                                  ---------           ---------

            TOTAL ASSETS                                                          $ 359,083           $ 336,852
                                                                                  =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
       LIABILITIES
            Deposits:
                 Noninterest-bearing                                              $  15,459           $  13,638
                 Interest-bearing                                                   289,297             271,087
                                                                                  ---------           ---------
                   Total deposits                                                   304,756             284,725
            Short-term borrowings                                                    10,630              15,415
            Federal Home Loan Bank borrowings                                         7,000                --
            Advances from borrowers for taxes and insurance                             750                 505
            Accrued interest payable and other liabilities                              540                 346
                                                                                  ---------           ---------

            TOTAL LIABILITIES                                                       323,676             300,991

       STOCKHOLDERS' EQUITY
            Preferred stock, 1,000,000 shares authorized and unissued                  --                  --
            Common stock, par value $0.10 per share; authorized
                10,000,000 shares;
                issued and outstanding 4,521,696 shares at June 30, 2006
                and December 31, 2005                                                   452                 452
            Paid-in capital                                                          19,414              19,414
            Unearned shares held by Employee Stock Ownership Plan                    (1,548)             (1,548)
            Retained earnings                                                        18,976              18,252
            Accumulated other comprehensive loss                                     (1,887)               (709)
                                                                                  ---------           ---------

                TOTAL STOCKHOLDERS' EQUITY                                           35,407              35,861
                                                                                  ---------           ---------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 359,083           $ 336,852
                                                                                  =========           =========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                           ----------------------------       --------------------------
                                                                2006             2005              2006            2005
                                                           -------------   ------------       -------------   ----------
                                                                   (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Loans, including fees                                  $    2,664       $    1,981       $    5,051       $  3,822
     Mortgage-backed securities                                    624              477            1,232            942
     Securities:
       Taxable                                                     840              764            1,682          1,476
       Tax-exempt                                                  343              319              680            636
                                                            -------------   ------------      -------------   ----------
         TOTAL INTEREST INCOME                                   4,471            3,541            8,645          6,876
                                                            -------------   ------------      -------------   ----------
INTEREST EXPENSE
     Deposits                                                    2,172            1,576            4,168          2,964
     Borrowings                                                    211                3              353             56
                                                            -------------   ------------      -------------   ----------
         TOTAL INTEREST EXPENSE                                  2,383            1,579            4,521          3,020
                                                            -------------   ------------      -------------   ----------
         NET INTEREST INCOME                                     2,088            1,962            4,124          3,856
PROVISION FOR LOAN LOSSES                                           36               75               99            182
                                                            -------------   ------------      -------------   ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN            2,052            1,887            4,025          3,674
              LOSSES                                        -------------   ------------      -------------   ----------

NON-INTEREST INCOME
     Fees and service charges                                      215              160              410            321
     Gain on sale of loans                                           8               --               23             --
     Net gain on sales and calls of securities                      --               22               --             22
     Earnings on life insurance                                     22               21               43             41
     Other                                                           8                9               13             19
                                                            -------------   ------------      -------------   ----------
         TOTAL NON-INTEREST INCOME                                 253              212              489            403
                                                            -------------   ------------      -------------   ----------
NON-INTEREST EXPENSES
     Compensation and benefits                                   1,068              695            2,122          1,578
     Occupancy and equipment                                       220              224              453            420
     Data processing                                               151              158              302            282
     Office supplies                                                29               42               54             66
     Professional fees                                              88               32              169             54
     Other                                                         320              260              555            498
                                                            -------------   ------------      -------------   ----------
         TOTAL NON-INTEREST EXPENSES                             1,876            1,411            3,655          2,898
                                                            -------------   ------------      -------------   ----------
         INCOME BEFORE INCOME TAXES                                429              688              859          1,179

INCOME TAXES                                                        65              179              135            271
                                                            -------------   ------------      -------------   ----------
         NET INCOME                                         $      364       $      509       $      724     $      908
                                                            =============   ============      =============   ==========

PER SHARE DATA (SEE NOTE 4):
     Earnings per share - basic and diluted                 $     0.08               NA       $     0.17             NA
     Weighted average number of shares outstanding-          4,366,901               NA        4,366,901             NA
         basic and diluted



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                        3

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)



                                                                    Unearned                     Accumulated
                          Common                                     Shares                          Other             Total
                          Shares        Common       Paid-in-        Held By       Retained      Comprehensive      Stockholders'
                          Issued         Stock       Capital          ESOP         Earnings      Income (Loss)         Equity
--------------------  --------------  ------------  ------------   -----------  -------------  ------------------  ------------
                                                          (In Thousands, Except Share Data)
Balance,
January 1, 2006         4,521,696     $     452      $  19,414      $  (1,548)    $  18,252       $    (709)        $  35,861

Comprehensive
income (loss):
   Net income               --              --             --             --            724             --                724

   Net change in
   unrealized loss
   on securities
   available for
   sale, net of
   tax benefit of
   $783                     --              --             --             --            --           (1,178)           (1,178)
                                                                                                                   ------------

    Comprehensive
    loss                    --              --             --             --            --              --               (454)
                      --------------  ------------  ------------   -----------  -------------  ------------------  ------------

Balance,
June 30, 2006           4,521,696     $     452      $  19,414      $  (1,548)    $  18,976       $  (1,887)        $  35,407
                      ==============  ============  ============   ===========  =============  ==================  ============


Balance,
January 1, 2005               100     $       -      $       5      $      -      $  16,483       $     360         $  16,848

Issuance of Common
Stock, net of
offering costs of
$940                    4,521,596           452         19,403         (1,664)          --              --             18,191

Comprehensive
income (loss):
   Net income               --              --             --             --            908             --                908

   Net change in
   unrealized gain
   on securities
   available for
   sale, net of
   tax expense of
   $71                      --              --             --             --            --              106               106
                                                                                                                   ------------

    Comprehensive
    income                  --              --             --             --            --              --              1,014
                      --------------  ------------  ------------   -----------  -------------  ------------------  ------------

Balance,
June 30, 2005           4,521,696     $     452      $  19,408      $  (1,664)    $  17,391       $     466         $  36,053
                      ==============  ============  ============   ===========  =============  ==================  =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                        4

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


                                                                                  Six Months Ended June 30,
                                                                                 ---------------------------
                                                                                     2006            2005
                                                                                 -------------  ------------
       CASH FROM OPERATING ACTIVITIES                                                    (In Thousands)
       Net income                                                                   $    724       $     908
       Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                                    99            182
             Depreciation expense                                                        199            167
             Deferred income taxes                                                      (494)          (178)
             Net earnings on bank-owned life insurance                                   (43)           (41)
             Net gain on sales and calls of investment securities                          -            (22)
             Loans originated for sale                                                (1,122)             -
             Proceeds from sale of loans                                               1,145              -
             Gain on sale of loans                                                       (23)             -
             Net amortization of loan fees                                                (3)            (2)
             Amortization of premium and discount on investment securities, net         (105)            48
             Decrease in other assets                                                    223            244
             Increase in other liabilities                                               194             71
                                                                                 -------------  ------------
                      Net cash provided by operating activities                          794          1,377
       CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from calls and maturities of:
                 Investment securities available for sale                                706          4,280
                 Investment securities held to maturity                                1,300          2,000
             Proceeds from sales of:
                 Investment securities available for sale                                  -            994
                 Investment securities held to maturity                                    -               -
             Purchase of:
                 Investment securities available for sale                             (2,733)        (2,106)
                 Investment securities held to maturity                               (1,174)              -
                 Mortgage-backed securities available for sale                        (5,261)        (3,006)
                 Office properties and equipment                                        (758)          (477)
             Principal repayments from:
                 Investment securities                                                 1,564          2,204
                 Mortgage-backed securities                                            7,848          6,336
             Net increase in Federal Home Loan Bank stock                               (172)          (352)
             Purchase of interest-bearing time deposits                                 (700)             -
             Net increase in loans receivable                                        (24,406)       (12,980)
                                                                                 -------------  ------------
                      Net cash used for investing activities                         (23,786)        (3,107)
       CASH FLOWS FROM FINANCING ACTIVITIES
             Net increase in deposits                                                 20,031         18,474
             Net decrease in short-term borrowings                                    (4,785)       (13,890)
             Increase in Federal Home Loan Bank borrowings                             7,000              -
             Increase in advances from borrowers for taxes and insurance                 245            127
             Net proceeds from issuance of common stock                                    -         18,191
             Excess stock subscriptions to be refunded                                     -          2,620
                                                                                 -------------  ------------
                      Net cash provided by financing activities                       22,491         25,522
                                                                                 -------------  ------------
                      (Decrease) increase in cash and cash equivalents                  (501)        23,792
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               10,669          5,282
                                                                                 -------------  ------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 10,168       $ 29,074
                                                                                 =============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


       SUPPLEMENTAL CASH FLOW DISCLOSURES                                         Six Months Ended June 30,
       ----------------------------------------------------------------        ------------------------------
                                                                                     2006            2005
       Cash Paid:                                                              --------------   -------------

            Interest                                                                  $4,382         $3,025
            Income Taxes                                                              $  330         $  235



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
                                       6

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

        The consolidated financial statements include the accounts of Colonial Bankshares, Inc. and its wholly-owned subsidiary, Colonial Bank, FSB. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

        The Bank maintains its executive offices and main branch in Bridgeton, New Jersey with branches in Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey. The Bank's principal business consists of attracting customer deposits and investing these deposits primarily in investments and single-family residential, commercial and consumer loans.
        ------------------------------------------------------------------------

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

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

--------------------------------------------------------------------------------

3.      PRIOR PERIOD ADJUSTMENT

        During the third quarter of 2005, as a result of the Company's internal accounting review, the Company identified an error that resulted in an overstatement of interest income earned on investment securities. As a result of the overstatement of interest income earned on investment securities, a prior period adjustment was necessary for the Company's financial results as previously reported in the Company's Quarterly Reports on Form 10-QSB for the Quarter Ended June 30, 2005. The effects of the accounting error on the respective categories of the Consolidated Statements of Income are noted in the following table. Earnings per share was not meaningful as the Company had no publicly-held shares outstanding for the respective periods.

                                                                        Three          Six
                                                                        Months        Months
                                                                        Ended         Ended
                                                                       June 30,      June 30,
                                                                         2005          2005
                                                                       -------        -------
                                                                           (In Thousands)
                  Total interest income (as originally reported)       $ 3,623        $ 7,031
                  Effect of accounting error on total interest
                  income                                                   (82)          (155)
                                                                       -------        -------
                  Total interest income (restated)                     $ 3,541        $ 6,876
                                                                       =======        =======

                  Net interest income (as originally reported)         $ 2,044        $ 4,011
                  Effect of accounting error on net interest
                  income                                                   (82)          (155)
                                                                       -------        -------
                  Total net interest income (restated)                 $ 1,962        $ 3,856
                                                                       =======        =======

                  Income before income taxes (as originally
                  reported)                                            $   770        $ 1,334
                  Effect of accounting error on income before
                  income taxes                                             (82)          (155)
                                                                       -------        -------
                  Total income before income taxes (restated)          $   688        $ 1,179
                                                                       =======        =======

                  Income taxes (as originally reported)                $   212        $   333
                  Effect of accounting error on income taxes               (33)           (62)
                                                                       -------        -------
                  Income taxes (restated)                              $   179        $   271
                                                                       =======        =======

                  Net income (as originally reported)                  $   558        $ 1,001
                  Effect of accounting error on net income                 (49)           (93)
                                                                       -------        -------
                  Net income (restated)                                $   509        $   908
                                                                       =======        =======


4.      EARNINGS PER SHARE

        Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. During the three and six months ended June 30, 2006, the Company did not issue and did not have outstanding any CSEs. Earnings per share is not meaningful for the three and six months ended June 30, 2005, as the Company had no publicly-held shares during the period.
--------------------------------------------------------------------------------

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

        The Company's Board of Directors and stockholders have adopted the 2006 Colonial Bankshares, Inc. Stock-Based Incentive Plan. The Stock-Based Incentive Plan provides for the grant of shares of common stock and the grant of stock options to officers, employees and directors of the Company. No shares have been granted under the plan. The impact on operations in future periods will be the value imputed on future option grants and awards using the methods prescribed in SFAS No. 123R. The Company had no stock-based compensation for the three or six months ended June 30, 2006.

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

        As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company's contribution expense for the ESOP was $36 thousand and $0 for the three months ended June 30, 2006 and 2005, respectively and $68 thousand and $0 for the six months ended June 30, 2006 and 2005, respectively.

        The following table presents the components of the ESOP shares:

                                                                  June 30,
                                                                   2006
                                                                ----------
                   Shares released for allocation                  11,603
                   Unreleased shares                              154,795
                                                                ----------
                        Total ESOP shares                         166,398
                                                                ==========
--------------------------------------------------------------------------------

6.      COMPREHENSIVE INCOME

        Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Other comprehensive gain (loss) for the three and six months ended June 30, 2006 and 2005 was as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                 -------------------------    -------------------------
                                                                     2006         2005           2006        2005
                                                                 ----------     ----------    ----------   ------------
                                                                                   (In Thousands)
    Other comprehensive gain (loss):
      Unrealized holding gains (losses) on available for
        sale securities                                           $  (986)       $ 1,449        $(1,961)      $   199
      Reclassification adjustment for net gains realized in
        net income                                                     --            (22)           --            (22)
      Net unrealized gains (losses)                                  (986)         1,427         (1,961)          177
    Income tax expense (benefit)                                     (393)           571           (783)           71
                                                                 ----------     ----------    ----------   ------------
      Net of tax amount                                           $  (593)       $   856        $(1,178)      $   106
                                                                 ==========     ==========    ==========   ============

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

        The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $1.8 million of standby letters of credit outstanding as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

--------------------------------------------------------------------------------

8.      INVESTMENT SECURITIES

        The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                  At June 30, 2006                At December 31, 2005
                                            -----------------------------      ----------------------------
                                             Amortized       Fair Value        Amortized          Fair
                                               Cost                               Cost           Value
                                            -----------    --------------      -----------    -------------
                                                                (Dollars in thousands)
         Securities available-for-sale:
            Mortgage-backed.................$ 51,863         $ 50,361           $ 53,771         $ 53,030
            U. S. Government agency.........  31,364           30,435             29,509           29,051
            Corporate ......................   8,960            8,581              9,341            9,263
            Mutual funds ...................  13,602           13,349             13,314           13,116
            Municipal ......................  24,315           24,067             23,902           24,061
            SBA pools ......................   8,949            9,117             10,597           10,735
                                            -----------    ------------        -----------    ------------
               Total securities             $139,053         $135,910           $140,434         $139,256
                  available-for-sale..      ===========    ============        ===========    ============

         Securities held-to-maturity:
            Mortgage-backed ................$  2,766         $  2,792           $  3,499         $  3,592
            U. S. Government agency ........     994              987              1,000              998
            Corporate ......................   2,680            2,763              2,964            3,130
            Municipal ......................  10,273           10,577             10,011           10,511
                                            -----------    ------------        -----------    ------------
               Total securities             $ 16,713         $ 17,119           $ 17,474         $ 18,231
                  held-to-maturity.         ===========    ============        ===========    ============

9.       LOANS

         The components of loans at June 30, 2006 and December 31, 2005 are as follows:

                                               At June 30, 2006                        At December 31, 2005
                                        -------------------------------         -------------------------------
                                          Amount              Percent             Amount             Percent
                                        ---------          ------------         ---------         -------------
                                                               (Dollars in thousands)
    Real estate loans:
       One- to four-family
         residential                    $  92,817                  50.5%        $  77,738                 48.8%
       Home equity loans and
         lines of credit                   35,235                  19.2            33,067                 20.8
       Multi-family                         1,949                   1.1             1,676                  1.1
       Commercial                          37,529                  20.4            31,392                 19.7
       Construction                         7,219                   3.9             6,267                  3.9
    Commercial                              6,685                   3.7             6,880                  4.3
    Consumer and other                      2,273                   1.2             2,258                  1.4
                                        ---------           ------------         ---------         -------------
    Total loans receivable              $ 183,707                 100.0%        $ 159,278                100.0%
                                                            ============                           =============
    Deferred loan costs (fees)               (333)                                   (336)
    Allowance for loan losses              (1,290)                                 (1,168)
                                        ---------                               ----------
    Total loans receivable, net         $ 182,084                               $  157,774
                                        =========                               ==========

        Nonaccrual loans amounted to approximately $123 thousand and $80 thousand at June 30, 2006 and December 31, 2005, respectively.

--------------------------------------------------------------------------------

10.     DEPOSITS

        Deposit accounts, by type, at June 30, 2006 and December 31, 2005 are summarized as follows:

                                                  At June 30, 2006                       At December 31, 2005
                                        -------------------------------------    --------------------------------------
                                                                    Weighted                                  Weighted
                                                                    Average                                    Average
                                         Balance       Percent        Rate        Balance      Percent          Rate
                                        ----------    ---------    ----------    ---------     ----------    ----------
                                                                    (Dollars in thousands)
         DEPOSIT TYPE:
         Non-interest bearing
           demand                       $ 15,459          5.08%         --%      $ 13,638          4.79%         --%
         Savings                          60,580         19.88        1.63         61,635         21.65        1.50
         NOW accounts                     38,197         12.53        1.80         33,844         11.89        1.43
         Super NOW accounts               13,951          4.58        1.00         17,492          6.14        1.00
         Money market accounts            18,938          6.21        3.02         18,778          6.59        2.39
                                        ----------    ---------    ----------    ---------     ----------    ----------
            Total transaction            147,125         48.28        1.62        145,387         51.06        1.40
             accounts

         Certificates of deposit         157,631         51.72        4.38        139,338         48.94        3.96
                                        ----------    ---------    ----------    ---------     ----------    ----------


            Total deposits              $304,756        100.00%       3.05%      $284,725        100.00%       2.65%
                                        ==========    =========    ==========    =========     ==========    ==========



11.      SHORT-TERM AND FEDERAL HOME LOAN BANK BORROWINGS

        The following table sets forth information concerning advances with the Federal Home Loan Bank ("FHLB") of New York, at June 30, 2006 and December 31, 2005:

                 Description                Maturity       Interest          2006                2005
                                               Date          Rate
                 -----------------------    -----------    ----------    ----------------  ---------------
                                                                              (Dollars in Thousands)
                 Short-term borrowing       07/03/2006       5.42%            $10,630             $   -
                 Fixed rate amortizing      06/30/2021       5.57%              7,000                 -
                 Short-term borrowing       01/03/2006       4.17%                  -              15,415
                                                                         ----------------  ---------------
                                                                             $17,630             $15,415
                                                                         ================  ===============

        At June 30, 2006, the Bank had a borrowing capacity of $52.2 million available from the FHLB of New York, of which $17.6 million was outstanding, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

        The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At December 31, 2005, the allowance did not include an unallocated component.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

        Total assets increased $22.2 million, or 6.6%, to $359.1 million at June 30, 2006, from $336.9 million at December 31, 2005. The increase was the result of increases in loans receivable, Federal Home Loan Bank stock, office properties and equipment, accrued interest receivable and certificates of deposits in other financial institutions, offset by a decrease in cash and amounts due from banks and investment securities available for sale.

        Net loans receivable increased by $24.3 million, or 15.4%, to $182.1 million at June 30, 2006 from $157.8 million at December 31, 2005. One- to four-family residential real estate loans, which comprise half of our loan portfolio, increased $15.1 million, or 19.4%, to $92.8 million at June 30, 2006 from $77.8 million at December 31, 2005 reflecting a continued increase in our marketing efforts and the hiring of mortgage solicitors. Commercial real estate loans increased $6.1 million, or 19.4%, to $37.5 million at June 30, 2006 from $31.4 million at December 31, 2005. The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting, in part, from the expansion of our commercial lending staff in recent years.

        Securities available for sale decreased $3.4 million, or 2.4%, to $135.9 million at June 30, 2006 from $139.3 million at December 31, 2005. The decrease was the result of $9.4 million in principal amortization, $706 thousand in maturities and calls of investment securities and a $2.0 million decrease in the fair value of securities available for sale offset by purchases in the amount of $8.0 million. Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment. In addition, securities held to maturity decreased slightly by $761 thousand, to $16.7 million at June 30, 2006 from $17.5 million at December 31, 2005. This was mainly from principal amortization from mortgage-backed securities.

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

--------------------------------------------------------------------------------

        Deposits increased $20.1 million, or 7.0%, to $304.8 million at June 30, 2006 from $284.7 million at December 31, 2005. The largest increase was in certificates of deposit, which increased $18.3 million, or 13.1%, to $157.6 million at June 30, 2006 from $139.3 million at December 31, 2005. Non-interest bearing demand accounts increased $1.9 million, or 14.0%. The increase in non-interest bearing demand accounts was due to increases in small business checking accounts. Money-market deposit accounts increased by $160 thousand. NOW accounts increased by $4.4 million. Super-NOW accounts and savings accounts decreased by $3.5 million and $1.0 million, respectively.

        Short- and long-term borrowings increased $2.2 million, or 14.3%, to $17.6 million at June 30, 2006 from $15.4 million at December 31, 2005. We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and pay downs of securities, discussed above, exceeded the cash we needed to fund loan originations.

        Total stockholders' equity decreased $454 thousand to $35.4 million at June 30, 2006 from $35.9 million at December 31, 2005. This decrease was attributable to an increase in accumulated other comprehensive loss of $1.2 million offset by net income of $724 thousand. Accumulated other comprehensive loss increased as a result of changes in the net unrealized losses on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

        GENERAL. Net income decreased $145 thousand, or 28.5%, to $364 thousand for the three months ended June 30, 2006 from $509 thousand for the three months ended June 30, 2005. The principal reason for the decrease was a $465 thousand increase in non-interest expense offset by an increase in net interest income after the provision for loan losses of $165 thousand, an increase in non-interest income of $41 thousand and a decrease in income tax expense of $114 thousand.

        INTEREST INCOME. Interest income increased $930 thousand, or 26.6%, to $4.5 million for the three months ended June 30, 2006 from $3.5 million for the three months ended June 30, 2005. The increase in interest income resulted from a $683 thousand increase in interest income on loans and a $247 thousand increase in interest income on investment securities.

        Interest income on loans increased $683 thousand, or 34.5%, to $2.7 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005. The average balance of loans increased $39.4 million, or 29.1%, to $174.6 million for the three months ended June 30, 2006 from $135.2 million for the three months ended June 30, 2005. In addition, the average yield increased to 6.10% for the three months ended June 30, 2006 from 5.86% for the three months ended June 30, 2005. The increase in the average balance of loans resulted primarily from increases in one- to four-family residential real estate loans and commercial real estate loans. The increase in the average balances of one-to-four family residential real estate and commercial real estate loans reflected, in part, our increased staffing, including mortgage solicitors and from the expansion of our commercial lending staff in recent years.

--------------------------------------------------------------------------------

        Interest income on securities increased $247 thousand, or 15.8% to $1.8 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. This increase was due to an increase in the average balance of investment securities and an increase in the average yield on investment securities.

        INTEREST EXPENSE. Interest expense increased $804 thousand, or 50.9%, to $2.4 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005.

        Interest expense on interest-bearing deposits increased by $596 thousand, or 37.8%, to $2.2 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. The increase in interest expense on interest-bearing deposits was due to a $14.1 million, or 5.3%, increase in the average balance of interest-bearing deposits to $282.0 million for the three months ended June 30, 2006 from $267.9 million for the three months ended June 30, 2005. In addition, the average rate paid on interest-bearing deposits increased 73 basis points to 3.08% for the three months ended June 30, 2006 from 2.35% for the three months ended June 30, 2005. We experienced increases in the average balances of certificates of deposits and the money market accounts and decreases in the savings and NOW account categories. The average cost of all deposit accounts increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

        Interest expense on total borrowings increased $208 thousand to $211 thousand for the three months ended June 30, 2006 from $3 thousand for the three months ended June 30, 2005. This increase was due to a $15.4 million increase in the average balance of borrowings to $16.5 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005 and by a 397 basis point increase in the average cost of such borrowings to 5.11% for the three months ended June 30, 2006 from 1.14% for the three months ended June 30, 2005. Total borrowings increased to fund loan growth.

        NET INTEREST INCOME. Because the increase in our interest income was greater than our increase in interest expense, net interest income increased by $126 thousand, or 6.4%, to $2.1 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005. The average balance of net interest-earning assets increased to $31.0 million for the three months ended June 30, 2006 compared to $6.9 million for the three months ended June 30, 2005. However, our net interest margin decreased 31 basis points to 2.53% for the three months ended June 30, 2006 from 2.84% for the three months ended June 30, 2005, and our net interest rate spread decreased 55 basis points to 2.23% for the three months ended June 30, 2006 from 2.78% for the three months ended June 30, 2005.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We recorded a provision for loan losses of $36 thousand for the three months ended June 30, 2006 and a provision for loan losses of $75 thousand for the three months ended June 30, 2005. The provisions recorded reflected net recoveries of $6 thousand for the

--------------------------------------------------------------------------------
three months ended June 30, 2006 and net charge-offs of $0 for the three months ended June 30, 2005. The allowance for loan loss as a percentage of total loans was 0.70% and 0.73% at June 30, 2006 and December 31, 2005, respectively.

        NON-INTEREST INCOME. Non-interest income was $253 thousand for the three months ended June 30, 2006 and $212 thousand for the three months ended June 30, 2005. Fees and service charges on deposit accounts, through increases in volume, increased by $55 thousand and gains on the sale of loans increased by $8 thousand. There were no gains on sales and calls of securities for the three months ended June 30, 2006 while for the three months ended June 30, 2005 gains on sales and calls of securities totaled $22 thousand.

        NON-INTEREST EXPENSE. Non-interest expense increased $465 thousand, or 33.0%, to $1.9 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005. Compensation and benefits expense increased $373 thousand to $1.1 million for the three months ended June 30, 2006 from $695 thousand for the three months ended June 30, 2005. Normal salary increases, the addition of management-level employees, increases in benefit costs, increases in payroll taxes and the implementation of an Employee Stock Ownership Plan ("ESOP") accounted for the increase in compensation and benefit expense. Also, compensation and benefits expense for the three months ended June 30, 2005 was reduced by $201 thousand by the termination of the Phantom Stock Appreciation Rights Incentive Plan, which represented an excess accrual after distribution of amounts due to participants. Occupancy and equipment expense decreased slightly by $4 thousand. Data processing expense decreased slightly by $7 thousand. Professional fees increased $56 thousand. This increase was mainly due to increased accounting, audit and legal expenses associated with being a public company. The Company expects professional fees to increase in the future due to increased accounting, audit, legal and annual meeting expenses associated with being a public company and fees associated with complying with the Sarbanes-Oxley Act of 2002.

        INCOME TAX EXPENSE. The provision for income taxes was $65 thousand for the three months ended June 30, 2006, compared to $179 thousand for the three months ended June 30, 2005, reflecting effective tax rates of 15.2% and 26.0%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance. The effective tax rate decreased in 2006 over 2005 due to increased tax-exempt income with lower pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

        GENERAL. Net income decreased $184 thousand, or 20.3%, to $724 thousand for the six months ended June 30, 2006 from $908 thousand for the six months ended June 30, 2005. The principal reason for the decrease was a $757 thousand increase in non-interest expense offset by an increase in net interest income after the provision for loan losses of $351 thousand, an increase in non-interest income of $86 thousand and a decrease in income tax expense of $136 thousand.

        INTEREST INCOME. Interest income increased $1.7 million, or 24.6%, to $8.6 million for the six months ended June 30, 2006 from $6.9 million for the six months ended June 30, 2005. The increase in interest income resulted from a $1.2 million increase in interest income on loans and a $540 thousand increase in interest income on investment securities.

--------------------------------------------------------------------------------

        Interest income on loans increased $1.3 million, or 34.2%, to $5.1 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. The average balance of loans increased $36.3 million, or 27.6%, to $168.0 million for the six months ended June 30, 2006 from $131.7 million for the six months ended June 30, 2005. In addition, the average yield increased to 6.01% for the six months ended June 30, 2006 from 5.80% for the six months ended June 30, 2005. The increase in the average balance of loans resulted primarily from increases in one- to four-family residential real estate loans and commercial real estate loans. The increase in the average balances of one- to four-family residential real estate and commercial real estate loans reflected, in part, our increased staffing, including mortgage solicitors and from the expansion of our commercial lending staff in recent years.

        Interest income on securities increased $540 thousand, or 17.7% to $3.6 million for the six months ended June 30, 2006 from $3.1 million for the six months ended June 30, 2005. This increase was due to an increase in the average balance of investment securities and an increase in the average yield on investment securities.

        INTEREST EXPENSE. Interest expense increased $1.5 million, or 49.7%, to $4.5 million for the six months ended June 30, 2006 from $3.0 million for the six months ended June 30, 2005.

        Interest expense on interest-bearing deposits increased by $1.2 million, or 40.6%, to $4.2 million for the six months ended June 30, 2006 from $3.0 million for the six months ended June 30, 2005. The increase in interest expense on interest-bearing deposits was due to a $18.0 million, or 6.9%, increase in the average balance of interest-bearing deposits to $278.9 million for the six months ended June 30, 2006 from $260.9 million for the six months ended June 30, 2005. In addition, the average rate paid on interest-bearing deposits increased 72 basis points to 2.99% for the six months ended June 30, 2006 from 2.27% for the six months ended June 30, 2005. We experienced increases in the average balances of certificates of deposits and NOW account and decreases in the savings and money market account categories. The average cost of all deposit accounts increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

        Interest expense on total borrowings increased $297 thousand to $353 thousand for the six months ended June 30, 2006 from $56 thousand for the six months ended June 30, 2005. This increase was due to a $9.2 million increase in the average balance of borrowings to $14.4 million for the six months ended June 30, 2006 from $5.2 million for the six months ended June 30, 2005 and by a 275 basis point increase in the average cost of such borrowings to 4.89% for the six months ended June 30, 2006 from 2.14% for the six months ended June 30, 2005. Total borrowings increased to fund loan growth.

        NET INTEREST INCOME. Because the increase in our interest income was greater than our increase in interest expense, net interest income increased by $268 thousand, or 7.0%, to $4.1 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005. The average balance of net interest-earning assets increased to $30.8 million for the six months ended June 30, 2006 compared to $9.2 million for the six months ended June 30, 2005. However, our net interest margin decreased 26 basis points to 2.54% for the six months ended June 30, 2006 from 2.80% for the six months ended June 30, 2005, and our net interest rate spread decreased 48 basis points to 2.25% for the six months ended June 30, 2006 from 2.73% for the six months ended June 30, 2005.

--------------------------------------------------------------------------------

        PROVISION FOR LOAN LOSSES. We recorded a provision for loan losses of $99 thousand for the six months ended June 30, 2006 and a provision for loan losses of $182 thousand for the six months ended June 30, 2005. The provisions recorded reflected net recoveries of $23 thousand for the six months ended June 30, 2006 and net charge-offs of $27 for the six months ended June 30, 2005. The allowance for loan loss as a percentage of total loans was 0.70% and 0.73% at June 30, 2006 and December 31, 2005, respectively.

        NON-INTEREST INCOME. Non-interest income was $489 thousand for the six months ended June 30, 2006 and $403 thousand for the six months ended June 30, 2005. Fees and service charges on deposit accounts, through increases in volume, increased by $89 thousand and gains on the sale of loans increased by $23 thousand. There were no gains on sales and calls of securities for the six months ended June 30, 2006 while for the six months ended June 30, 2005 gains on sales and calls of securities totaled $22 thousand.

        NON-INTEREST EXPENSE. Non-interest expense increased $757 thousand, or 26.1%, to $3.7 million for the six months ended June 30, 2006 from $2.9 million for the six months ended June 30, 2005. Compensation and benefits expense increased $544 thousand to $2.1 million for the six months ended June 30, 2006 from $1.6 million for the six months ended June 30, 2005. Normal salary increases, the addition of management-level employees, increases in benefit costs, increases in payroll taxes and the implementation of an Employee Stock Ownership Plan ("ESOP") accounted for the increase in compensation and benefit expense. Also, compensation and benefits expense for the six months ended June 30, 2005 was reduced by $201 thousand by the termination of the Phantom Stock Appreciation Rights Incentive Plan, which represented an excess accrual after distribution of amounts due to participants. Occupancy and equipment expense increased slightly by $33 thousand. Data processing expense increased slightly by $20 thousand. Professional fees increased $115 thousand. This increase was mainly due to increased accounting, audit, legal and annual meeting expenses associated with being a public company. The Company expects professional fees to increase in the future due to increased accounting, audit, legal and annual meeting expenses associated with being a public company and fees associated with complying with the Sarbanes-Oxley Act of 2002.

        INCOME TAX EXPENSE. The provision for income taxes was $135 thousand for the six months ended June 30, 2006, compared to $271 thousand for the six months ended June 30, 2005, reflecting effective tax rates of 15.7% and 23.0%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance. The effective tax rate decreased in 2006 over 2005 due to increased tax-exempt income with lower pre-tax income.

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

--------------------------------------------------------------------------------

        Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $10.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $135.9 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $52.2 million from the Federal Home Loan Bank of New York. On that date, we had $17.6 million in advances outstanding.

        At June 30, 2006, loan commitments outstanding totaled $15.9 million. In addition to commitments to originate loans, we had $17.7 million in unadvanced funds to borrowers. Certificates of deposit due within one year of June 30, 2006 totaled $87.8 million, or 28.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

        We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

        Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2006, we originated $46.6 million of loans, purchased $4.7 million of securities and invested $700 thousand in certificates of deposits in other financial institutions. For the six months ended June 30, 2005, we originated $30.9 million of loans and purchased $93 thousand of securities.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $20.1 million and $18.5 million for the six months ended June 30, 2006 and 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

        Total borrowings, which include Federal Home Loan Bank advances, increased $2.2 million, net for the six months ended June 30, 2006 and decreased $13.9 million, net for the six months ended June 30, 2005. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

        We have received approvals and have begun construction on our new administrative headquarters/full-service office in Vineland, New Jersey. We have budgeted approximately $6.3 million for the construction of this new banking facility, for which we have already spent $2.0 million as of June 30, 2006. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the first calendar quarter of 2007. We also have plans to build a branch office in Buena Township, New Jersey. As of June 30, 2006, we have spent $269 thousand for the acquisition of this location.

--------------------------------------------------------------------------------

We anticipate opening the branch office in the second calendar quarter of 2007. However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities by these dates, or that we will be able to complete construction even if we expend significant funds on the construction projects.

        Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered "well capitalized" under regulatory guidelines.

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

--------------------------------------------------------------------------------

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

        (b)     Changes in internal control over financial reporting.

                There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                At June 30, 2006, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition, results of operations or cash flows.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None

--------------------------------------------------------------------------------

ITEM 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                On July 20, 2006, the Company held its first Annual Meeting of Stockholders to obtain approval for three proposals submitted on behalf of the Company's Board of Directors. Stockholders of record as of June 1, 2006, were eligible to vote on these proposals. The following is a summary of each proposal and the result of the vote.

                1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors for a three-year term:

                                                      For*            Withheld
                                                  -------------   --------------
                      Frank M. Hankins, Jr.         4,037,461          39,169
                      Gregory J. Facemyer           4,044,384          32,246

                2. To adopt the Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan:

                             For*                  Against              Abstain          Broker Non-Votes
                      --------------------    ------------------    -----------------    ------------------
                           3,249,559               315,506               4,525                507,040

                3. To ratify the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the year ending December 31, 2006:

                             For*                  Against              Abstain          Broker Non-Votes
                      --------------------    ------------------    -----------------    ------------------
                           4,076,330                  0                   300                    0

                * Includes 2,441,716 shares owned by Colonial Bankshares, MHC (the "MHC") which were voted for these proposals. Excluding the shares owned by the MHC, 807,843 shares were voted "for" the proposal to adopt the Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan. A majority vote exclusive of the MHC shares was also required for passage of the plan.

ITEM 5.           OTHER INFORMATION

                  None


ITEM 6.           EXHIBITS

         Exhibit 31.1      Certification of Chief Executive Officer Pursuant to
                           Section 302 of Sarbanes-Oxley Act of 2002

         Exhibit 31.2      Certification of Chief Financial Officer Pursuant to
                           Section 302 of Sarbanes-Oxley Act of 2002

         Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLONIAL BANKSHARES, INC.
                                          Registrant



Date:  August 11, 2006                    BY:  /S/ EDWARD J. GELETKA
                                          ---------------------------
                                          Edward J. Geletka
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 11, 2006                    BY:  /S/ L. JOSEPH STELLA, III
                                          -------------------------------
                                          L. Joseph Stella, III
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)


--------------------------------------------------------------------------------
                                       25