Form 10QSB
period 2006-09-30
Colonial Bankshares Inc
filed 2006-11-14
CIK 1317019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission file number 0-51385
                            -------

                            COLONIAL BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

        UNITED STATES OF AMERICA
    (State or other jurisdiction of                 90-0183739
     incorporation or organization           (I.R.S. Employer ID No.)


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

                              (1) [X] Yes [_] No
                              (2) [X] Yes [_] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

 As of November 3, 2006, 4,521,696 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one), [_] Yes [X] No

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----
Item 1    Consolidated Statements of Financial Condition                      2
          Consolidated Statements of Income                                   3
          Consolidated Statements of Stockholders' Equity                     4
          Consolidated Statements of Cash Flows                               5
          Notes to Consolidated Financial Statements                          7
Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       15
Item 3    Controls and Procedures                                            24

PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                                  24
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        24
Item 3    Defaults Upon Senior Securities                                    24
Item 4    Submission of Matters to Vote of Security Holders                  24
Item 5    Other Information                                                  24
Item 6    Exhibits                                                           25
          Signatures                                                         26

PART I FINANCIAL INFORMATION
----------------------------
ITEM 1. FINANCIAL STATEMENTS

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                               September 30,   December 31,
                                                                                    2006           2005
                                                                               -------------   ------------
                                                                                (unaudited)      (audited)
                                                                                  (Dollars In Thousands,
                                                                                  Except Per Share Data)
                                     ASSETS
Cash and amounts due from banks                                                   $ 13,183       $ 10,669
Interest-bearing time deposits                                                         700              -
Investment securities available for sale                                           133,968        139,256
Investment securities held to maturity                                              22,608         17,474
Loans receivable, net of allowance for loan losses of $1,317 at
   September 30, 2006 and $1,168 at December 31, 2005                              194,023        157,774
Federal Home Loan Bank stock, at cost                                                1,458          1,021
Office properties and equipment, net                                                 6,167          4,535
Investment in life insurance                                                         2,463          2,397
Accrued interest receivable and other assets                                         4,268          3,726
                                                                                  --------       --------
         TOTAL ASSETS                                                             $378,838       $336,852
                                                                                  ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Noninterest-bearing                                                         $ 18,421       $ 13,638
      Interest-bearing                                                             298,443        271,087
                                                                                  --------       --------
         Total deposits                                                            316,864        284,725
   Federal Home Loan Bank borrowings                                                23,510         15,415
   Advances from borrowers for taxes and insurance                                     757            505
   Accrued interest payable and other liabilities                                      683            346
                                                                                  --------       --------
         TOTAL LIABILITIES                                                         341,814        300,991

STOCKHOLDERS' EQUITY
   Preferred stock, 1,000,000 shares authorized and unissued                             -              -
   Common stock, par value $0.10 per share; authorized 10,000,000 shares;
      issued and outstanding 4,521,696 shares at September 30, 2006 and
      December 31, 2005                                                                452            452
   Paid-in capital                                                                  19,414         19,414
   Unearned shares held by Employee Stock Ownership Plan                            (1,548)        (1,548)
   Retained earnings                                                                19,395         18,252
   Accumulated other comprehensive loss                                               (689)          (709)
                                                                                  --------       --------
         TOTAL STOCKHOLDERS' EQUITY                                                 37,024         35,861
                                                                                  --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $378,838       $336,852
                                                                                  ========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                                          Three Months Ended        Nine Months Ended
                                                                              September 30,           September 30,
                                                                       -----------------------   -----------------------
                                                                          2006         2005         2006            2005
                                                                       ----------   ----------   ----------   ----------
                                                                         (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
   Loans, including fees                                               $    2,940   $    2,118   $    7,991   $    5,940
   Mortgage-backed securities                                                 630          499        1,862        1,418
   Securities:
      Taxable                                                                 878          838        2,560        2,337
      Tax-exempt                                                              338          320        1,018          956
                                                                       ----------   ----------   ----------   ----------
         TOTAL INTEREST INCOME                                              4,786        3,775       13,431       10,651
                                                                       ----------   ----------   ----------   ----------
INTEREST EXPENSE
   Deposits                                                                 2,448        1,668        6,616        4,632
   Borrowings                                                                 245            2          598           58
                                                                       ----------   ----------   ----------   ----------
         TOTAL INTEREST EXPENSE                                             2,693        1,670        7,214        4,690
                                                                       ----------   ----------   ----------   ----------
         NET INTEREST INCOME                                                2,093        2,105        6,217        5,961

PROVISION FOR LOAN LOSSES                                                      21           34          120          216
                                                                       ----------   ----------   ----------   ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                2,072        2,071        6,097        5,745
                                                                       ----------   ----------   ----------   ----------
NON-INTEREST INCOME
   Fees and service charges                                                   223          283          633          604
   Gain on sale of loans                                                        8            6           31            6
   Net gain on sales and calls of securities                                    3            6            3           28
   Earnings on life insurance                                                  22           21           66           62
   Other                                                                       13            -           25           19
                                                                       ----------   ----------   ----------   ----------
         TOTAL NON-INTEREST INCOME                                            269          316          758          719
                                                                       ----------   ----------   ----------   ----------
NON-INTEREST EXPENSES
   Compensation and benefits                                                1,078          998        3,200        2,576
   Occupancy and equipment                                                    223          223          676          643
   Data processing                                                            159          146          461          428
   Office supplies                                                             29           37           83          103
   Professional fees                                                           88           65          257          119
   Other                                                                      296          236          851          734
                                                                       ----------   ----------   ----------   ----------
         TOTAL NON-INTEREST EXPENSES                                        1,873        1,705        5,528        4,603
                                                                       ----------   ----------   ----------   ----------
         INCOME BEFORE INCOME TAXES                                           468          682        1,327        1,861

INCOME TAXES                                                                   49          167          184          438
                                                                       ----------   ----------   ----------   ----------
         NET INCOME                                                    $      419   $      515   $    1,143   $    1,423
                                                                       ==========   ==========   ==========   ==========
PER SHARE DATA (SEE NOTE 3):

   Earnings per share - basic and diluted                              $     0.10   $     0.12   $     0.26   $     0.12
   Weighted average number of shares outstanding - basic and diluted    4,366,901    4,355,298    4,366,901    4,355,298

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                                Unearned               Accumulated
                                  Common                         Shares                   Other           Total
                                  Shares    Common   Paid-in-    Held By   Retained   Comprehensive   Stockholders'
                                  Issued     Stock    Capital     ESOP     Earnings    Income(Loss)       Equity
                                ---------   ------   --------   --------   --------   -------------   -------------
                                                         (In Thousands, Except Share Data)
Balance, January 1, 2006        4,521,696    $452     $19,414   $(1,548)    $18,252       $(709)         $35,861

Comprehensive income:

   Net income                           -       -           -         -       1,143           -            1,143

   Net change in unrealized
   gain on securities
   available for sale, net of
   tax expense of $13                   -       -           -         -           -          20               20
                                                                                                         -------
      Comprehensive income              -       -           -         -           -           -            1,163
                                ---------    ----     -------   -------     -------       -----          -------
Balance, September 30, 2006     4,521,696    $452     $19,414   $(1,548)    $19,395       $(689)         $37,024
                                =========    ====     =======   =======     =======       =====          =======

Balance, January 1, 2005              100    $  -     $     5   $     -     $16,483       $ 360          $16,848

Issuance of Common Stock, net
of offering costs of $940       4,521,596     452      19,403    (1,664)          -           -           18,191

Comprehensive income:
   Net income                           -       -           -         -       1,423           -            1,423

   Net change in unrealized
   loss on securities
   available for sale, net of
   tax benefit of $461                  -       -           -         -           -        (692)            (692)
                                                                                                         -------
      Comprehensive income              -       -           -         -           -           -              731
                                ---------    ----     -------   -------     -------       -----          -------
Balance, September 30, 2005     4,521,696    $452     $19,408   $(1,664)    $17,906       $(332)         $35,770
                                =========    ====     =======   =======     =======       =====          =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    -------------------
                                                                                      2006       2005
                                                                                    --------   --------
                                                                                       (In Thousands)
CASH FROM OPERATING ACTIVITIES
Net income                                                                          $  1,143   $  1,423
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                             120        216
   Depreciation expense                                                                  295        250
   Deferred income taxes                                                                (259)         9
   Net earnings on bank-owned life insurance                                             (66)       (62)
   Net gain on sales and calls of investment securities                                   (3)       (28)
   Loans originated for sale                                                          (2,158)      (338)
   Proceeds from sale of loans                                                         2,189        344
   Gain on sale of loans                                                                 (31)        (6)
   Net amortization of loan fees                                                          (3)       (14)
   Amortization of premium and discount on investment securities, net                   (174)        62
   (Increase) decrease in other assets                                                  (297)        42
   Increase (decrease) in other liabilities                                              337        (42)
                                                                                    --------   --------
         Net cash provided by operating activities                                     1,093      1,856
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from calls and maturities of:
      Investment securities available for sale                                         2,541      6,139
      Investment securities held to maturity                                           1,300      2,000
   Proceeds from sales of:
      Investment securities available for sale                                             -        994
   Purchase of:
      Investment securities available for sale                                        (4,056)   (10,198)
      Investment securities held to maturity                                          (5,545)         -
      Mortgage-backed securities available for sale                                   (6,231)   (22,125)
      Mortgage-backed securities held to maturity                                     (1,860)         -
      Office properties and equipment                                                 (1,927)      (553)
   Principal repayments from:
      Investment securities                                                            2,356      3,102
      Mortgage-backed securities                                                      11,860     10,694
   Net increase in Federal Home Loan Bank stock                                         (437)      (352)
   Purchase of interest-bearing time deposits                                           (700)         -
   Net increase in loans receivable                                                  (36,366)   (23,364)
                                                                                    --------   --------
         Net cash used for investing activities                                      (39,065)   (33,663)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                           32,139     28,115
   Net increase (decrease) in Federal Home Loan Bank borrowings                        8,095    (10,640)
   Increase in advances from borrowers for taxes and insurance                           252        130
   Net proceeds from issuance of common stock                                              -     18,191
                                                                                    --------   --------
         Net cash provided by financing activities                                    40,486     35,796
                                                                                    --------   --------
         Increase in cash and cash equivalents                                         2,514      3,989
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      10,669      5,282
                                                                                    --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 13,183   $  9,271
                                                                                    ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

COLONIAL BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    -------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES                                                    2006       2005
----------------------------------                                                   ------     ------
Cash Paid:
   Interest                                                                          $7,025     $4,686
   Income Taxes                                                                      $  462     $  404

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            COLONIAL BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Colonial Bankshares, Inc. (the "Company") was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB. Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding common stock of Colonial Bank, FSB (the "Bank"). Colonial Bank, FSB is a federally chartered capital stock savings bank. On March 25, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company's offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 16, 2005. The offering was completed on June 30, 2005. In the offering, the Company sold 2,079,980 shares of its common stock at a price of $10.00 per share, and issued an additional 2,441,716 shares of its common stock to Colonial Bankshares, MHC; the Company's federally chartered mutual holding company. Colonial Bankshares, MHC, a federally chartered mutual holding company, is the parent of the Company and owns approximately 54% of the Company's outstanding common stock. The Bank is a wholly owned subsidiary of the Company. In September 2006, after receiving regulatory approval, the Bank established a Delaware corporation, CB Delaware Investments, Inc. (the "Investment Subsidiary") whose purpose is to invest in and manage securities. The Investment Subsidiary was funded by the Bank with cash and investment securities with an approximate value of $134.0 million in exchange for all the outstanding common stock of the Investment Subsidiary.

     The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

     On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

     On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

3.   EARNINGS PER SHARE

     Basic earnings per common share are calculated by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares outstanding and common share equivalents ("CSEs") that would arise from the exercise of dilutive securities. During the three and nine months ended September 30, 2006 and 2005, the Company did not issue and did not have outstanding any CSEs. Per share data for 2005 is since the initial public offering date of June 30, 2005.

4.   STOCK BASED COMPENSATION

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

     The Company's Board of Directors and stockholders have adopted the 2006 Colonial Bankshares, Inc. Stock-Based Incentive Plan. The Stock-Based Incentive Plan provides for the grant of shares of common stock and the grant of stock options to officers, employees and directors of the Company. As of September 30, 2006, no shares or options have been granted under the plan. The impact on operations in future periods will be the value imputed on future option grants and awards using the methods prescribed in SFAS No. 123R.

     On October 19, 2006, the Board of Directors of the Company granted shares of common stock and stock options under the Plan.

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

     As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is accrued on a monthly basis. The Company's contribution expense for the ESOP was $37 thousand and $60 for the three months ended September 30, 2006 and 2005, respectively and $105 thousand and $60 for the nine months ended September 30, 2006 and 2005, respectively.

     The following table presents the components of the ESOP shares:

                                              September 30,
                                                  2006
                                              -------------
             Shares released for allocation       11,603
             Unreleased shares                   154,795
                                              -------------
                Total ESOP shares                166,398
                                              =============

5.   COMPREHENSIVE INCOME

     Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Other comprehensive gain
     (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows:

                                                                             Three Months Ended   Nine Months Ended
                                                                               September 30,        September 30,
                                                                             ------------------   -----------------
                                                                               2006      2005       2006     2005
                                                                             -------   --------     ----   -------
                                                                                          (In Thousands)
     Other comprehensive gain (loss):
        Unrealized holding gains (losses) on available for sale securities   $ 1,998    $(1,321)    $ 36   $(1,125)
        Reclassification adjustment for net gains realized in net income          (3)        (6)      (3)      (28)
                                                                             -------    -------     ----   -------
        Net unrealized gains (losses)                                          1,995     (1,329)      33    (1,153)
     Income tax expense (benefit)                                                797       (531)      13      (461)
                                                                             -------    -------     ----   -------
        Net of tax amount                                                    $ 1,198    $  (798)    $ 20   $  (692)
                                                                             =======    =======     ====   =======

6.   CONTINGENT LIABILITIES AND GUARANTEES

     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $2.3 million of standby letters of credit outstanding as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

7.   INVESTMENT SECURITIES

     The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                   At September 30, 2006     At December 31, 2005
                                                   ----------------------   ----------------------
                                                   Amortized                Amortized
                                                      Cost     Fair Value      Cost     Fair Value
                                                   ---------   ----------   ---------   ----------
                                                              (Dollars in thousands)
     Securities available-for-sale:
        Mortgage-backed.........................    $ 49,186    $ 48,546     $ 53,771    $ 53,030
        U. S. Government agency.................      31,028      30,594       29,509      29,051
        Corporate...............................       8,957       8,632        9,341       9,263
        Mutual funds............................      13,767      13,570       13,314      13,116
        Municipal...............................      24,055      24,331       23,902      24,061
        SBA pools...............................       8,123       8,295       10,597      10,735
                                                    --------    --------     --------    --------
           Total securities available-for-sale..    $135,116    $133,968     $140,434    $139,256
                                                    ========    ========     ========    ========

     Securities held-to-maturity:
        Mortgage-backed.........................    $  4,238    $  4,324     $  3,499    $  3,592
        U. S. Government agency.................       2.910       2,828        1,000         998
        Corporate...............................       2,689       2,806        2,964       3,130
        Municipal...............................      12,771      13,309       10,011      10,511
                                                    --------    --------     --------    --------
           Total securities held-to-maturity....    $ 22,608    $ 23,267     $ 17,474    $ 18,231
                                                    ========    ========     ========    ========


8.   LOANS

     The components of loans at September 30, 2006 and December 31, 2005 are as follows:

                                              At September 30, 2006   At December 31, 2005
                                              ---------------------   --------------------
                                                Amount      Percent     Amount     Percent
                                              ----------   --------   ---------   --------
                                                          (Dollars in thousands)
Real estate loans:
   One- to four-family residential ........    $ 99,378      50.8%     $ 77,738      48.8%
   Home equity loans and lines of credit ..      37,882      19.4        33,067      20.8
   Multi-family ...........................       2,112       1.1         1,676       1.1
   Commercial .............................      37,737      19.3        31,392      19.7
   Construction ...........................       8,875       4.5         6,267       3.9
Commercial ................................       7,057       3.6         6,880       4.3
Consumer and other ........................       2,615       1.3         2,258       1.4
                                               --------     -----      --------     -----
Total loans receivable ....................    $195,656     100.0%     $159,278     100.0%
                                                            =====                   =====
Deferred loan fees ........................        (316)                   (336)
Allowance for loan losses .................      (1,317)                 (1,168)
                                               --------                --------
Total loans receivable, net ...............    $194,023                $157,774
                                               ========                ========

     Loans committed for sale totaled $105 thousand as of September 30, 2006.

     Nonaccrual loans amounted to approximately $148 thousand and $80 thousand at September 30, 2006 and December 31, 2005, respectively.

9.   DEPOSITS

     Deposit accounts, by type, at September 30, 2006 and December 31, 2005 are summarized as follows:

                                          At September 30, 2006               At December 31, 2005
                                    ---------------------------------   ---------------------------------
                                                           Weighted                            Weighted
                                     Balance   Percent   Average Rate    Balance   Percent   Average Rate
                                    --------   -------   ------------   --------   -------   ------------
                                                           (Dollars in thousands)
DEPOSIT TYPE:
Non-interest bearing demand .....   $ 18,421      5.81%        --%      $ 13,638      4.79%        --%
Savings .........................     58,056     18.32       1.69         61,635     21.65       1.50
NOW accounts ....................     33,694     10.64       1.84         33,844     11.89       1.43
Super NOW accounts ..............     13,939      4.40       1.69         17,492      6.14       1.00
Money market accounts ...........     21,169      6.68       3.49         18,778      6.59       2.39
                                    --------    ------                  --------    ------
   Total transaction accounts ...    145,279     45.85       1.77        145,387     51.06       1.40

Certificates of deposit .........    171,585     54.15       4.58        139,338     48.94       3.96
                                    --------    ------                  --------    ------
   Total deposits ...............   $316,864    100.00%      3.29%      $284,725    100.00%      2.65%
                                    ========    ======                  ========    ======

10.  FEDERAL HOME LOAN BANK BORROWINGS

     The following table sets forth information concerning advances with the Federal Home Loan Bank ("FHLB") of New York, at September 30, 2006 and December 31, 2005:

Description             Maturity Date   Interest Rate   September 30, 2006   December 31, 2005
---------------------   -------------   -------------   ------------------   -----------------
                                                                (Dollars in Thousands)
Short-term borrowing      10/02/2006        5.55%             $16,560             $     -

Fixed rate amortizing     06/30/2021        5.57%               6,950                   -

Short-term borrowing      01/03/2006        4.17%                   -              15,415
                                                              -------             -------
                                                              $23,510             $15,415
                                                              =======             =======

     At September 30, 2006, the Bank had a borrowing capacity of $75.4 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral. At September 30, 2006, the Bank had $23.5 million in outstanding borrowings from the FHLB of New York.

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

     The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At September 30, 2006 and December 31, 2005, the allowance did not include an unallocated component.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

     Total assets increased $41.9 million, or 12.4%, to $378.8 million at September 30, 2006, from $336.9 million at December 31, 2005. The increase was the result of increases in all asset categories except investment securities available for sale.

     Net loans receivable increased by $36.2 million, or 22.9%, to $194.0 million at September 30, 2006 from $157.8 million at December 31, 2005. One- to four-family residential real estate loans, which comprise half of our loan portfolio, increased $21.7 million, or 27.9%, to $99.4 million at September 30, 2006 from $77.7 million at December 31, 2005. Commercial real estate loans increased $6.3 million, or 20.1%, to $37.7 million at September 30, 2006 from $31.4 million at December 31, 2005.

     Securities available for sale decreased $5.3 million, or 3.8%, to $134.0 million at September 30, 2006 from $139.3 million at December 31, 2005. The decrease was the result of $13.1 million in principal amortization and $2.5 million in maturities and calls of investment securities, offset by purchases in the amount of $10.3 million. Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment. In addition, securities held to maturity increased by $5.1 million, to $22.6 million at September 30, 2006 from $17.5 million at December 31, 2005. This increase was the result of purchases of $7.4 million offset by principal amortization of $1.1 million and calls of $1.3 million.

     In August 2006, the Company, through its banking subsidiary, the Bank received regulatory approval to establish a Delaware wholly-owned operating investment subsidiary. In September 2006, CB Delaware Investment, Inc., the subsidiary, whose purpose is to invest in and manage securities, was funded by the Bank with cash and investment securities with an approximate value of $134.0 million in exchange for all the outstanding common stock of the subsidiary.

     Deposits increased $32.2 million, or 11.3%, to $316.9 million at September 30, 2006 from $284.7 million at December 31, 2005. The largest increase was in certificates of deposit, which increased $32.3 million, or 23.2%, to $171.6 million at September 30, 2006 from $139.3 million at December 31, 2005. This increase in certificates of deposit included a brokered deposit in the amount of $5.0 million. Non-interest bearing demand accounts increased $4.8 million, or 35.3%. The increase in non-interest bearing demand accounts was due to increases in small business checking accounts. Money-market deposit accounts increased by $2.4 million.

NOW accounts, Super-NOW accounts and savings accounts decreased by $150 thousand, $3.6 million and $3.5 million, respectively.

     Federal Home Loan Bank borrowings increased $8.1 million, or 52.6%, to $23.5 million at September 30, 2006 from $15.4 million at December 31, 2005. We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and pay downs of securities, discussed above, did not provide sufficient cash to fund loan originations and the purchase of fixed assets.

     Total stockholders' equity increased $1.1 million to $37.0 million at September 30, 2006 from $35.9 million at December 31, 2005. This increase was attributable to net income of $1.1 million. Accumulated other comprehensive loss decreased slightly as a result of changes in the net unrealized losses on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions. On October 19, 2006, the Board of Directors of the Company adopted a stock repurchase program. Under the repurchase program, the Company may acquire up to 88,625 shares of common stock.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

     GENERAL. Net income decreased $96 thousand, or 18.6%, to $419 thousand for the three months ended September 30, 2006 from $515 thousand for the three months ended September 30, 2005. Net interest income after the provision for loan losses remained constant at $2.1 million for the three months ended September 30, 2006 and 2005. The principal reason for the decrease was a $168 thousand increase in non-interest expense augmented by a decrease in non-interest income of $47 thousand, which were offset by a decrease in income tax expense of $118 thousand.

     INTEREST INCOME. Interest income increased $1.0 million, or 26.3%, to $4.8 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005. The increase in interest income resulted from an $822 thousand increase in interest income on loans and a $189 thousand increase in interest income on investment securities.

     Interest income on loans increased $822 thousand, or 39.1%, to $2.9 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. The average balance of loans increased $46.3 million, or 32.6%, to $188.5 million for the three months ended September 30, 2006 from $142.2 million for the three months ended September 30, 2005. In addition, the average yield increased to 6.24% for the three months ended September 30, 2006 from 5.96% for the three months ended September 30, 2005. The increase in the average balance of loans resulted primarily from increases across all loan categories; mortgage, commercial and consumer loans.

     Interest income on securities increased $189 thousand, or 11.8% to $1.8 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005. The average balance of securities increased, $7.6 million or 5.2%, to $155.1 million for the three months ended September 30, 2006, from $147.5 million for the three months ended

September 30, 2005. Also, the average yield increased to 4.76% for the three months ended September 30, 2006 from 4.49% for the three months ended September 30, 2005.

     INTEREST EXPENSE. Interest expense increased $1.0 million, or 58.8%, to $2.7 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005.

     Interest expense on interest-bearing deposits increased by $780 thousand, or 45.9%, to $2.4 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. The increase in interest expense on interest-bearing deposits was due to a $24.1 million, or 9.0%, increase in the average balance of interest-bearing deposits to $291.8 million for the three months ended September 30, 2006 from $267.7 million for the three months ended September 30, 2005. In addition, the average rate paid on interest-bearing deposits increased 87 basis points to 3.36% for the three months ended September 30, 2006 from 2.49% for the three months ended September 30, 2005. We experienced increases in the average balances of certificates of deposits and the money market accounts and decreases in the savings and NOW account categories. The average cost of all deposit accounts increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

     Interest expense on borrowings increased $243 thousand to $245 thousand for the three months ended September 30, 2006 from $2 thousand for the three months ended September 30, 2005. This increase was primarily due to a $19.6 million increase in the average balance of borrowings to $19.8 million for the three months ended September 30, 2006 from $181 thousand for the three months ended September 30, 2005. Total borrowings increased to fund loan growth.

     PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb probable credit losses incurred in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We recorded a provision for loan losses of $21 thousand for the three months ended September 30, 2006 and a provision for loan losses of $34 thousand for the three months ended September 30, 2005. The provisions recorded reflected net recoveries of $6 thousand for the three months ended September 30, 2006 and net charge-offs of $1 thousand for the three months ended September 30, 2005. The allowance for loan losses as a percentage of total loans was 0.67% and 0.73% at September 30, 2006 and December 31, 2005, respectively.

     NON-INTEREST INCOME. Non-interest income was $269 thousand for the three months ended September 30, 2006 and $316 thousand for the three months ended September 30, 2005. Fees and service charges on deposit accounts decreased by $60 thousand to $223 thousand for the three months ended September 30, 2006 from $283 thousand for the three months ended September 30, 2005. The three months ended September 30, 2005 included adjustments to fees and service charges on deposit accounts that were not recorded in previous quarters. Gains on sales of loans totaled $8 thousand for the three months ended September 30, 2006 compared to $6 thousand for the three months ended September 30, 2005. Other non-interest income includes increases in safe deposit box income of $13 thousand.

     NON-INTEREST EXPENSE. Non-interest expense increased $168 thousand, or 9.9%, to $1.9 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. Compensation and benefits expense increased $80 thousand to $1.1 million for the three months ended September 30, 2006 from $1.0 million for the three months ended September 30, 2005. Normal salary increases, the addition of management-level employees, increases in benefit costs including bonus and increases in payroll taxes account for the increase in compensation and benefit expense. Data processing expense increased $13 thousand. Professional fees increased $23 thousand. This increase was mainly due to increased accounting, audit and legal expenses associated with being a public company. The Company expects professional fees to increase in the future due to increased accounting, audit, legal and annual meeting expenses associated with being a public company and fees associated with complying with the Sarbanes-Oxley Act of 2002. Other miscellaneous non-interest expense increased $60 thousand.

     INCOME TAX EXPENSE. The provision for income taxes was $49 thousand for the three months ended September 30, 2006, compared to $167 thousand for the three months ended September 30, 2005, reflecting effective tax rates of 10.5% and 24.4%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance. The effective tax rate decreased in 2006 over 2005 due to the increased tax-exempt income with lower pre-tax income. Also, the formation of the Delaware investment subsidiary helped decrease the effective tax rate because the income from the Delaware investment subsidiary is subject to lower state income tax rates.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

     GENERAL. Net income decreased $280 thousand, or 19.7%, to $1.1 million for the nine months ended September 30, 2006 from $1.4 million for the nine months ended September 30, 2005. The principal reason for the decrease was a $925 thousand increase in non-interest expense offset by an increase in net interest income after the provision for loan losses of $352 thousand, an increase in non-interest income of $39 thousand and a decrease in income tax expense of $254 thousand.

     INTEREST INCOME. Interest income increased $2.7 million, or 25.2%, to $13.4 million for the nine months ended September 30, 2006 from $10.7 million for the nine months ended September 30, 2005. The increase in interest income resulted from a $2.1 million increase in interest income on loans and a $729 thousand increase in interest income on investment securities.

     Interest income on loans increased $2.1 million, or 35.6%, to $8.0 million for the nine months ended September 30, 2006 from $5.9 million for the nine months ended September 30, 2005. The average balance of loans increased $39.6 million, or 29.3%, to $174.9 million for the nine months ended September 30, 2006 from $135.3 million for the nine months ended September 30, 2005. In addition, the average yield increased to 6.09% for the nine months ended September 30, 2006 from 5.86% for the nine months ended September 30, 2005. The increase in the average balance of loans resulted primarily from increases in all categories of loans; mortgage, commercial and consumer loans. The increase in the average balances of loans reflected, in part, our increased staffing, including mortgage solicitors and from the expansion of our commercial lending staff in recent years.

     Interest income on securities increased $729 thousand, or 15.5% to $5.4 million for the nine months ended September 30, 2006 from $4.7 million for the nine months ended September 30, 2005. The average balance of securities increased $10.9 million or 7.5%, to $155.8 million for the nine months ended September 30, 2006 from $144.9 million for the nine months ended September 30, 2005. Also, the average yield increased to 4.66% for the nine months ended September 30, 2006 from 4.33% for the nine months ended September 30, 2005.

     INTEREST EXPENSE. Interest expense increased $2.5 million, or 53.2%, to $7.2 million for the nine months ended September 30, 2006 from $4.7 million for the nine months ended September 30, 2005.

     Interest expense on interest-bearing deposits increased by $2.0 million, or 43.5%, to $6.6 million for the nine months ended September 30, 2006 from $4.6 million for the nine months ended September 30, 2005. The increase in interest expense on interest-bearing deposits was due to a $22.4 million, or 8.6%, increase in the average balance of interest-bearing deposits to $283.3 million for the nine months ended September 30, 2006 from $260.9 million for the nine months ended September 30, 2005. In addition, the average rate paid on interest-bearing deposits increased 74 basis points to 3.11% for the nine months ended September 30, 2006 from 2.37% for the nine months ended September 30, 2005. We experienced increases in the average balances of certificates of deposits and NOW account and decreases in the savings and money market account categories. The average cost of all deposit accounts increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

     Interest expense on borrowings increased $540 thousand to $598 thousand for the nine months ended September 30, 2006 from $58 thousand for the nine months ended September 30, 2005. This increase was due to a $12.7 million increase in the average balance of borrowings to $16.2 million for the nine months ended September 30, 2006 from $3.5 million for the nine months ended September 30, 2005 and by a 272 basis point increase in the average cost of such borrowings to 4.91% for the nine months ended September 30, 2006 from 2.19% for the nine months ended September 30, 2005. Total borrowings increased to fund loan growth.

     PROVISION FOR LOAN LOSSES. We recorded a provision for loan losses of $120 thousand for the nine months ended September 30, 2006 and a provision for loan losses of $216 thousand for the nine months ended September 30, 2005. The provisions recorded reflected net recoveries of $29 thousand for the nine months ended September 30, 2006 and net charge-offs of $6 for the nine months ended September 30, 2005. The allowance for loan losses as a percentage of total loans was 0.67% and 0.73% at September 30, 2006 and December 31, 2005, respectively.

     NON-INTEREST INCOME. Non-interest income was $758 thousand for the nine months ended September 30, 2006 and $719 thousand for the nine months ended September 30, 2005. Fees and service charges on deposit accounts, through increases in volume, increased $29 thousand and gains on the sale of loans increased $25 thousand. There were $3 thousand in gains on sales and calls of securities for the nine months ended September 30, 2006 while for the nine months ended September 30, 2005 gains on sales and calls of securities totaled $28 thousand. Other non-interest income increased $6 thousand due to an increase in safe deposit box rental income.

     NON-INTEREST EXPENSE. Non-interest expense increased $925 thousand, or 20.1%, to $5.5 million for the nine months ended September 30, 2006 from $4.6 million for the nine months ended September 30, 2005. Compensation and benefits expense increased $624 thousand to $3.2 million for the nine months ended September 30, 2006 from $2.6 million for the nine months ended September 30, 2005. Normal salary increases, the addition of management-level employees, increases in benefit costs including bonus, increases in payroll taxes and the implementation of an Employee Stock Ownership Plan ("ESOP") accounted for the increase in compensation and benefit expense. Also, compensation and benefits expense for the nine months ended September 30, 2005 was reduced by $201 thousand by the termination of the Phantom Stock Appreciation Rights Incentive Plan, which represented an excess accrual after distribution of amounts due to participants. Occupancy and equipment expense increased $33 thousand. Data processing expense increased $33 thousand. Professional fees increased $138 thousand. This increase was mainly due to increased accounting, audit and legal expenses associated with being a public company. The Company expects professional fees to increase in the future due to increased accounting, audit, legal and annual meeting expenses associated with being a public company and fees associated with complying with the Sarbanes-Oxley Act of 2002. Other non-interest expense increased $117 thousand. Expenses that increased in this category include loan acquisition expense, advertising expense, insurance expense, dues and subscription expense and postage expense.

     INCOME TAX EXPENSE. The provision for income taxes was $184 thousand for the nine months ended September 30, 2006, compared to $438 thousand for the nine months ended September 30, 2005, reflecting effective tax rates of 13.9% and 23.5%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance. The effective tax rate decreased in 2006 over 2005 due to increased tax-exempt income with lower pre-tax income.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $13.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $134.0 million at September 30, 2006. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $75.4 million from the Federal Home Loan Bank of New York. On that date, we had $23.5 million in advances outstanding.

     At September 30, 2006, loan commitments outstanding totaled $11.7 million. In addition to commitments to originate loans, we had $19.5 million in unadvanced funds to borrowers.

Retail and brokered certificates of deposit due within one year of September 30, 2006 totaled $112.5 million and $5.0 million, respectively. Total certificates of deposit within one year of September 30, 2006 represent 37.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

     Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2006, we originated $69.5 million of loans, purchased $17.7 million of securities and invested $700 thousand in interest-bearing time deposits. For the nine months ended September 30, 2005, we originated $50.8 million of loans and purchased $32.3 million of securities.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $32.1 million and $28.1 million for the nine months ended September 30, 2006 and 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

     Total borrowings, which include Federal Home Loan Bank advances, increased $8.1 million, net for the nine months ended September 30, 2006 and decreased $13.9 million, net for the nine months ended September 30, 2005. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

     We have received approvals and have begun construction on our new administrative headquarters/full-service office in Vineland, New Jersey. We have budgeted approximately $6.3 million for the construction of this new banking facility, for which we have already spent $3.1 million as of September 30, 2006. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the first calendar quarter of 2007. We have spent $269 thousand for the acquisition of land in Buena Township as a possible branch location. However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities by these dates, or that we will be able to complete construction even if we expend significant funds on the construction projects.

     Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered "well capitalized" under regulatory guidelines.

     The capital from the offering has significantly increased our liquidity and capital resources. The net proceeds from the initial public offering have been utilized for general corporate purposes, including the funding of lending activities and the purchase of investment securities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets. However, due to the increase in equity resulting from the capital raised in the offering, our return on equity has been adversely affected.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company and the Bank are periodically involved in various claims and lawsuits in the ordinary course of business. Management of the Company believes that such proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS

     Exhibit 10.5 Employment Agreement with President and Chief Executive Officer, Edward J. Geletka

     Exhibit 10.6 Employment Agreement with Executive Vice President and Chief Financial Officer, L. Joseph Stella, III

     Exhibit 10.7 Employment Agreement with Senior Vice President, William F. Whelan

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

                                            COLONIAL BANKSHARES, INC.
                                            Registrant


Date: November 10, 2006                     By: /s/ Edward J. Geletka
                                            ------------------------------------
                                            Edward J. Geletka
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


Date: November 10, 2006                     By: /s/ L. Joseph Stella, III
                                            ------------------------------------
                                            L. Joseph Stella, III
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting and Financial Officer)