Form 10KSB
period 2006-12-31
Colonial Bankshares Inc
filed 2007-03-29
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number: 000-51385

Colonial Bankshares, Inc.
(Name of Small Business Issuer in its Charter)

Federal	90-0183739
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

85 West Broad Street, Bridgeton, New Jersey	08302
(Address of Principal Executive Office)	(Zip Code)

(856) 451-5800
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1) YES ☒.  NO ☐.

(2) YES ☒.  NO ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $19.6 million.

As of March 15, 2007, there were 4,433,071 shares issued and outstanding of the Registrant’s Common Stock, including 2,441,716 shares owned by Colonial Bankshares, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 15, 2007 was $24.8 million.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders. (Parts II and IV)

2.	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.    Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

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

Colonial Bankshares, Inc.

Colonial Bankshares, Inc. is the mid-tier stock holding company of Colonial Bank, FSB. Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding shares of common stock of Colonial Bank, FSB. Colonial Bankshares, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Colonial Bank, FSB. At December 31, 2006, Colonial Bankshares, Inc. had consolidated assets of $383.6 million, total deposits of $337.3 million and equity of $36.7 million. Colonial Bankshares, Inc.’s net income for the year ended December 31, 2006 was $1.6 million. The executive offices of Colonial Bankshares, Inc. are located at 85 West Broad Street, Bridgeton, New Jersey 08302, and its telephone number is (856) 451-5800. Colonial Bankshares, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

On March 25, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company’s offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on May 16, 2005. The offering was completed on June 30, 2005. In the offering, the Company sold 2,079,980 shares of its common stock at a price of $10.00 per share, and issued an additional 2,441,716 shares of its common stock to Colonial Bankshares, MHC.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Bridgeton, New Jersey. Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 85 West Broad Street in Bridgeton, New Jersey, its five branch offices located in Cumberland and Gloucester Counties, New Jersey and through its Delaware operating subsidiary, CB Delaware Investments, Inc., which was formed in September 2006. The telephone number at its main office is (856) 451-5800.

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

CB Delaware Investments, Inc.

CB Delaware Investments, Inc. is a 100% owned subsidiary of Colonial Bank, FSB. It is a Delaware corporation that was formed in September 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.

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

There are many manufacturing and service industry companies in Cumberland County, while Gloucester County is a community for people who work in the greater Philadelphia, Pennsylvania area. As of December 2006, unemployment rates in Cumberland and Gloucester Counties were 6.2% and 3.8%, respectively, compared to 4.2% for the State of New Jersey and the national average of 4.5%. The population of Cumberland and Gloucester Counties increased at annual growth rates of approximately 0.3% and 1.3%, respectively, between 2000 and July 2005, compared to an annual growth rate of 1.0% for the United States as a whole during the same period.

Competition

We face significant competition in both originating loans and attracting deposits. Cumberland and Gloucester Counties, New Jersey, which is our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees. As of June 30, 2006 (the latest date for which information is available), our market share of deposits represented 14.35% of deposits in Cumberland County, making us the third largest financial institution out of ten financial institutions in Cumberland County based upon deposit share as of that date. As of June 30, 2006, our market share of deposits represented 1.06% of deposits in Gloucester County, making us the sixteenth largest financial institution out of twenty-three financial institutions based on deposit share as of that date. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

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

Lending Activities

General. We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans. At December 31, 2006, our gross loan portfolio totaled $200.2 million compared to $159.3 million at December 31, 2005.

As of December 31, 2006, $102.3 million, or 51.1% of our total loan portfolio, consisted of one- to four-family residential mortgage loans, $39.2 million, or 19.6% of our total loan portfolio, consisted of commercial real estate loans, $38.1 million, or 19.0% of our total loan portfolio, consisted of home equity loans and lines of credit, $7.3 million, or 3.7% of our total loan portfolio, consisted of commercial loans, $8.4 million, or 4.2% of our total loan portfolio, consisted of construction loans, $2.4 million, or 1.2% of our total loan portfolio, consisted of consumer loans and $2.5 million, or 1.2% of our total loan portfolio, consisted of multi-family mortgage loans.

One- to Four-Family Residential Real Estate Loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years. This portfolio totaled $102.3 million, or 51.1% of our total loan portfolio at December 31, 2006.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed terms of one, three or five years that amortize up to 30 years. One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2007 is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%. We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to five years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At December 31, 2006, our adjustable-rate, one- to four-family residential real estate portfolio totaled $9.7 million.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. At December 31, 2006, the outstanding balances of home equity loans totaled $34.4 million, or 17.2% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $3.7 million, or 1.8% of our total loan portfolio. The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit. We review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower. Our home equity loans are generally originated as mortgages with fixed terms of five to fifteen years or with balloon maturities of three or five years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans. We underwrite home equity loans and lines of credit with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending. We also originate real estate loans secured by first liens on commercial real estate. The commercial real estate properties are predominantly professional offices, manufacturing and retail facilities and shopping centers and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes. We have originated commercial real estate loans as a participant with other lenders. We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million. Loans secured by commercial real estate totaled $39.2 million, or 19.6% of our total loan portfolio, at December 31, 2006, and consisted of 192 loans outstanding with an average loan balance of approximately $204 thousand, although we have originated loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

In the underwriting of commercial real estate loans, we generally lend up to 80% of the property’s appraised value. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

Commercial Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of expansion, working capital and other general business purposes. The terms of these loans generally range from less than one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index, although the significant majority of our commercial loans are fixed-rate loans. At December 31, 2006, we had 124 commercial loans outstanding with an aggregate balance of $7.3 million, or 3.7% of the total loan portfolio. These totals include 22 unsecured commercial loans with an aggregate outstanding balance of $464 thousand. As of December 31, 2006, the average commercial loan balance (secured and unsecured loans) was approximately $59 thousand, although we have originated loans with balances substantially greater than this average.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. We also evaluate the applicant’s credit and business history and ability to manage the loan and its business. We usually obtain personal guarantees of the principals. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. We supplement our analysis of the applicant’s creditworthiness with credit agency reports of the applicant’s credit history. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.

Construction Loans. We originate construction loans to individuals and builders in our market area. These loans totaled $8.4 million, or 4.2% of our total loan portfolio at December 31, 2006. These loans are often originated in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% of actual construction costs and, as required by applicable regulations, a 75% loan to completed appraised value ratio. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$102,328	51.1%	$77,738	48.8%	$56,478	44.4%	$34,641	39.5%	$25,739	42.8%
Home equity loans and lines of credit	38,074	19.0	33,067	20.8	31,883	25.1	28,452	32.4	19,407	32.3
Multi-family	2,492	1.2	1,676	1.1	1,825	1.4	167	0.2	170	0.3
Commercial	39,186	19.6	31,392	19.7	25,786	20.3	13,396	15.3	7,277	12.1
Construction	8,371	4.2	6,267	3.9	2,265	1.8	1,934	2.2	1,017	1.7
Commercial	7,337	3.7	6,880	4.3	6,055	4.8	6,627	7.6	3,650	6.1
Consumer and other	2,427	1.2	2,258	1.4	2,824	2.2	2,499	2.8	2,872	4.7

Total loans receivable	$200,215	100.0%	$159,278	100.0%	$127,116	100.0%	$87,716	100.0%	$60,132	100.0%
Deferred loan fees	(323)		(336)		(326)		(208)		(188)
Allowance for loan losses	(1,373)		(1,168)		(990)		(667)		(421)

Total loans receivable, net	$198,519		$157,774		$125,800		$86,841		$59,523

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2007	$1,135	6.55%	$4,194	7.91%	$-	-%	$8,829	7.78%
2008	258	6.19%	3,253	4.73%	837	8.75%	4,670	6.05%
2009	340	5.92%	4,035	5.25%	-	-%	4,124	5.64%
2010 to 2011	282	5.92%	6,119	5.62%	-	-%	9,831	6.93%
2012 to 2016	4,193	5.73%	6,042	6.27%	32	8.06%	5,582	6.14%
2017 to 2021	19,549	5.13%	13,561	6.35%	-	-%	4,761	6.86%
2021 and beyond	76,571	5.73%	870	5.23%	1,623	6.52%	1,389	7.72%

Total	$102,328	5.63%	$38,074	6.11%	$2,492	7.29%	$39,186	6.79%

	Construction		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2007	$8,371	7.43%	$1,397	7.70%	$395	9.90%	$24,321	7.65%
2008	—	—%	769	5.38%	348	10.61%	10,135	5.96%
2009	—	—%	1,334	6.25%	462	10.08%	10,295	5.78%
2010 to 2011	—	—%	2,709	6.82%	981	6.76%	19,922	6.49%
2012 to 2016	—	—%	1,128	5.79%	241	7.38%	17,218	6.08%
2017 to 2021	—	—%	—	—%	—	0.00%	37,871	5.79%
2021 and beyond	—	—%	—	—%	—	0.00%	80,453	5.77%

Total	$8,371	7.43%	$7,337	6.57%	$2,427	8.52%	$200,215	6.11%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$91,469	$9,724	$101,193
Home equity loans and lines of credit	33,880	—	33,880
Multi-family	2,492	—	2,492
Commercial	30,357	—	30,357
Construction	—	—	—
Commercial	5,940	—	5,940
Consumer and other	2,032	—	2,032

Total loans	$166,170	$9,724	$175,894

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

During 2006, we sold approximately $2.6 million in loans. We have not purchased any loans in recent periods.

We have recently been approved as a qualified loan seller/servicer for Fannie Mae. We may sell conforming loans in the future, and we may retain the servicing rights for the conforming loans we sell, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We would retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

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

Loan Origination Fees and Costs. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $323 thousand and $336 thousand at December 31, 2006 and 2005, respectively.

Loans to One Borrower. At December 31, 2006, our five largest aggregate amounts loaned to any one borrower and related interests (including any unused lines of credit) totaled $5.0 million, $4.6 million, $2.2 million, $2.2 million and $2.1 million. These loans are all secured loans. Under federal banking regulations, at December 31, 2006 our maximum loan-to-one borrower limit was $5.2 million, although we generally require a maximum loan-to-one borrower limit of $3.0 million. See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2006
Real estate loans:
One- to four-family residential	1	$52	2	$167	3	$219
Home equity loans and lines of credit	5	253	2	22	7	275
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	1	44	1	44
Commercial	—	—	—	—	—	—
Consumer and other	7	115	—	—	7	115
Total	13	$420	5	$233	18	$653

At December 31, 2005
Real estate loans:
One- to four-family residential	1	$41	2	$37	3	$78
Home equity loans and lines of credit	4	147	1	39	5	186
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	11	209	1	4	12	213
Total	16	$397	4	$80	20	$477

At December 31, 2004
Real estate loans:
One- to four-family residential	2	$25	1	$22	3	$47
Home equity loans and lines of credit	5	129	2	60	7	189
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	9	32	2	25	11	57
Total	16	$186	5	$107	21	$293

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$167	$37	$—	$95	$—
Home equity loans and lines of credit	22	39	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	44	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	4	—	—	—
Total	233	80	—	95	—

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	—	—	22	—	—
Home equity loans and lines of credit	—	—	60	—	57
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	—	25	17	27
Total loans 90 days or more past due	—	—	107	17	84

Total non-performing loans	233	80	107	112	84

Foreclosed real estate	—	—	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$233	$80	$107	$112	$84

Ratios:
Total non-performing loans to total loans	0.12%	0.05%	0.08%	0.12%	0.14%
Total non-performing loans to total assets	0.06%	0.02%	0.03%	0.04%	0.03%
Total non-performing assets to total assets	0.06%	0.02%	0.03%	0.04%	0.03%

The amount of the allowance for loan losses allocated to the $233 thousand of non-performing loans at December 31, 2006, noted above, was $1 thousand. We have calculated this amount by applying our allowance for loan losses methodology to each of the respective loan categories.  This amount represents general allowances.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2006, we had $4.2 million of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amounts. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2006, classified assets consisted of special mention assets of $4.2 million, substandard assets of $320 thousand and no loans classified as doubtful or loss assets. The classified assets total includes $233 thousand of nonperforming loans.

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

(2)	allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

•	levels of, and trends in, charge-offs and recoveries;

•	national and local economic trends and conditions;

•	trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

•	experience, ability, and depth of lending management and other relevant staff.

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

We consider commercial loans, commercial real estate loans and construction loans to be riskier than one- to four-family residential mortgage loans. Commercial loans involve a higher risk of default than residential loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Commercial real estate loans also have greater credit risks compared to one-to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$1,168	$990	$667	$421	$259

Charge-offs:
Real estate loans:
One- to four-family residential	—	—	(4)	(2)	—
Home equity loans and lines of credit	—	—	—	—	(4)
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	(10)	(31)	(38)	(47)	(60)
Total charge-offs	(10)	(31)	(42)	(49)	(64)

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	15	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	21	5	11	12	8
Total recoveries	36	5	11	12	8

Net recoveries (charge-offs)	26	(26)	(31)	(37)	(56)
Provision for loan losses	179	204	354	283	218

Balance at end of year	$1,373	$1,168	$990	$667	$421

Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.01%	(0.02)%	(0.03)%	(0.05)%	(0.10)%
Allowance for loan losses to non-performing loans at end of year	589.27%	1,460.0%	925.23%	595.54%	501.19%
Allowance for loan losses to total loans at end of year	0.69%	0.73%	0.77%	0.76%	0.71%

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

	At December 31,
	2006			2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$265	19.3%	51.1%	$205	17.5%	48.8%	$146	14.8%	44.4%
Home equity loans and lines of credit	95	6.9	19.0	83	7.1	20.8	80	8.1	25.1
Multi-family	—	—	1.2	—	—	1.1	—	—	1.4
Commercial	695	50.6	19.6	640	54.8	19.7	518	52.3	20.3
Construction	—	—	4.2	—	—	3.9	—	—	1.8
Commercial	220	16.0	3.7	155	13.3	4.3	156	15.8	4.8
Consumer and other	98	7.2	1.2	85	7.3	1.4	90	9.0	2.2

Total allowance for loan losses	$1,373	100.0%	100.0%	$1,168	100.0%	100.0%	$990	100.0%	100.0%

	At December 31,
	2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$159	23.8%	39.5%	$69	16.4%	42.8%
Home equity loans and lines of credit	127	19.0	32.4	76	18.0	32.3
Multi-family	—	—	0.2	—	—	0.3
Commercial	321	48.1	15.3	228	54.2	12.1
Construction	—	—	2.2	—	—	1.7
Commercial	—	—	7.6	—	—	6.1
Consumer and other	60	9.1	2.8	48	11.4	4.7

Total allowance for loan losses	$667	100.0%	100.0%	$421	100.0%	100.0%

Securities Activities

Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our Asset/Liability Management Committee, which consists of senior management, oversees our investing strategies. The Board of Directors reviews the Asset/Liability Management Committee’s activities and strategies, and evaluates on an ongoing basis our investment policy and objectives. Our chief executive officer and our chief financial officer are responsible for making securities portfolio decisions in accordance with established policies. Our chief executive officer and our chief financial officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Management Committee at least monthly.

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration. As of December 31, 2006, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), and we held no preferred securities issued by either Fannie Mae or Freddie Mac. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Statement of Financial Accounting Standards No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Mortgage-Backed Securities. We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity. We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2006, our mortgage-backed securities portfolio had a fair value of $57.3 million, consisting of pass-through securities.

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

CMOs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.

Corporate Debt Securities and Municipal Bonds. At December 31, 2006, we held $10.5 million in corporate debt securities, at fair value, $8.7 million of which were classified as available for sale and $1.8 million of which were classified as held to maturity. At December 31, 2006, we held $36.5 million in bonds issued by states and political subdivisions, $12.2 million of which were classified as held to maturity at amortized cost and $24.3 million of which were classified as available for sale at fair value. Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer. We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area. Such local entity obligations generally are not rated, and are subject to internal credit reviews. In addition, our investment policy imposes an investment limitation of $1.5 million per municipal issue.

Equity Securities. At December 31, 2006, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds. We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program. There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value. The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2006 was $775 thousand based on its par value. No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value. Our mutual funds consist solely of Shay Asset Management Funds. We selected these mutual funds because the underlying securities bear similar risk characteristics to investments that we purchase directly. These mutual funds provide us with increased liquidity since we can redeem our shares within several days and also provide us with a higher yield than other short-term earning assets such as federal funds.

U.S. Government Agency Securities. At December 31, 2006, we held U.S. Government agency securities available for sale with a fair value of $29.1 million and U.S. Government agency securities held to maturity of $1.4 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed	$53,646	$53,229	$53,771	$53,030	$43,670	$43,709
U.S. Government agency	29,534	29,128	29,509	29,051	25,096	25,152
Corporate	8,956	8,660	9,341	9,263	10,600	10,732
Mutual funds	13,942	13,716	13,314	13,116	12,865	12,839
Municipal	23,927	24,259	23,902	24,061	23,634	23,928
SBA pools	7,759	7,933	10,597	10,735	14,695	14,799
Total securities available-for-sale	$137,764	$136,925	$140,434	$139,256	$130,560	$131,159

Securities held-to-maturity:
Mortgage-backed	$3,972	$4,064	$3,499	$3,592	$4,966	$5,217
U.S. Government agency	1,412	1,369	1,000	998	1,000	1,007
Corporate	1,698	1,828	2,964	3,130	8,683	9,209
Municipal	11,640	12,239	10,011	10,511	3,935	4,261
Total securities held-to-maturity	$18,722	$19,500	$17,474	$18,231	$18,584	$19,694

Portfolio Maturities and Yields. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed	$—	—%	$1,078	6.13%	$—	—%	$52,568	4.74%	$53,646	$53,229	4.77%
U.S. Government agency	500	4.20%	10,756	4.87%	13,347	4.96%	4,931	6.26%	29,534	29,128	5.13%
Corporate	500	5.79%	5,185	4.98%	790	5.81%	2,481	3.96%	8,956	8,660	4.82%
Mutual funds	13,942	5.05%	—	—%	—	—%	—	—%	13,942	13,716	5.05%
Municipal	—	—%	1,939	5.99%	16,546	6.72%	5,442	7.06%	23,927	24,259	6.74%
SBA pools	—	—%	675	7.91%	5,913	7.92%	1,171	3.41%	7,759	7,933	7.24%
Total securities available-for-sale	$14,942	5.05%	$19,633	5.18%	$36,596	6.25%	$66,593	4.99%	$137,764	$136,925	5.36%

Securities held-to-maturity:
Mortgage-backed	$7	4.59%	$123	6.45%	$1,743	6.04%	$2,099	6.38%	$3,972	$4,064	6.23%
U.S. Government agency	—	—%	—	—%	494	6.16%	918	7.12%	1,412	1,369	6.79%
Corporate	—	—%	—	—%	—	—%	1,698	7.35%	1,698	1,828	7.35%
Municipal	2,636	5.94%	2,561	7.12%	1,196	7.51%	5,247	8.99%	11,640	12,239	7.73%
Total securities held-to-maturity	$2,643	5.94%	$2,684	7.08%	$3,433	6.57%	$9,962	7.99%	$18,722	$19,500	7.31%

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

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our customer service and competitive pricing to attract and retain these deposits. We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates. At December 31, 2006, we had $11.5 million in brokered certificates of deposits.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2006			2005			2004
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$18,055	5.35%	—%	$13,638	4.79%	—%	$9,587	3.70%	—%
Savings	57,260	16.98	1.72	61,635	21.65	1.50	68,152	26.27	1.31
NOW accounts	36,740	10.89	1.89	33,844	11.89	1.43	28,579	11.02	0.61
Super NOW accounts	14,200	4.21	1.71	17,492	6.14	1.00	16,218	6.25	1.00
Money market demand	20,553	6.10	3.54	18,778	6.59	2.39	21,999	8.48	1.70
Total transaction accounts	146,808	43.53	1.81	145,387	51.06	1.39	144,535	55.72	0.71
Certificates of deposit	190,446	56.47	4.74	139,338	48.94	3.96	114,872	44.28	3.19
Total deposits	$337,254	100.00%	3.46%	$284,725	100.00%	2.65%	$259,407	100.00%	2.04%

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $94.4 million. The following table sets forth the maturity of those certificates as of December 31, 2006.

At December 31, 2006
(In thousands)

Three months or less	$37,600
Over three months through six months	13,729
Over six months through one year	11,738
Over one year to three years	22,177
Over three years	9,126
Total	$94,370

At December 31, 2006, $128.2 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the years indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$271,087	$249,820	$213,040
Net deposits (withdrawals) before interest credited	38,655	14,839	32,362
Interest credited	9,457	6,428	4,418
Ending balance	$319,199	$271,087	$249,820

Borrowings. Our borrowings consist of short-term and long-term Federal Home Loan Bank advances. The following table sets forth information concerning the short-term borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at end of year	$1,450	$15,415	$13,890
Average balance during year	$11,547	$5,912	$15,024
Maximum outstanding at any month end	$22,295	$15,740	$25,181
Weighted average interest rate at end of year	5.39%	4.17%	2.12%
Average interest rate during year	4.61%	3.30%	1.62%

At December 31, 2006, the long-term borrowing is an amortizing loan with a current balance of $6.9 million, an interest rate of 5.57% and a final maturity date in 2021. At December 31, 2005, we did not have any long-term borrowings.

At December 31, 2006, we had the ability to borrow approximately $75.3 million under our credit facilities with the Federal Home Loan Bank of New York of which $8.3 million was outstanding.  Also, the Bank has an unused line of credit with its subsidiary, CB Delaware Investments, Inc., in the amount of $30.0 million at a interest rate of 1% less than the prime rate of interest published from time to time by the Wall Street Journal.

Employees

As of December 31, 2006, we had 71 full-time employees and 12 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Federal Taxation

General. Colonial Bankshares, Inc., Colonial Bank, MHC, Colonial Bank, FSB and CB Delaware Investments, Inc. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Colonial Bankshares, MHC’s and Colonial Bank, FSB’s federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules.

Method of Accounting. For federal income tax purposes, Colonial Bankshares, Inc. reports income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Colonial Bank, FSB is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at our taxable income. Pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), savings institutions were required to recapture any excess reserves over those established as of December 31, 1988 (base year reserve). Colonial Bank, FSB recaptured approximately $50,000 of reserves over the six-year period ended December 31, 2002.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to December 31, 1988 were subject to recapture into taxable income should Colonial Bank, FSB fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At December 31, 2006, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture should Colonial Bank, FSB make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a financial institution charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income”). The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Colonial Bank, FSB has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

New Jersey State Taxation. Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB file New Jersey Corporation Business tax returns for banking and financial corporations. Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB are not currently under audit with respect to their New Jersey income tax returns and Colonial Bankshares, MHC’s, Colonial Bankshares, Inc.’s and Colonial Bank, FSB’s state tax returns have not been audited for the past five years.

Delaware State Taxation.  CB Delaware Investments, Inc. is subject to a franchise tax which is based on the number of authorized common shares.

SUPERVISION AND REGULATION

General

Colonial Bank, FSB is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Colonial Bank, FSB also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Colonial Bank, FSB is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Colonial Bank, FSB and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Colonial Bank, FSB’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Colonial Bank, FSB’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Colonial Bankshares, Inc. and Colonial Bank, FSB and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Colonial Bank, FSB may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Colonial Bank, FSB also may establish subsidiaries that may engage in activities not otherwise permissible for Colonial Bank, FSB directly including real estate investment, and securities and insurance brokerage.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. Colonial Bank, FSB does not typically engage in asset sales.

At December 31, 2006, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Colonial Bank, FSB must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Colonial Bank, FSB must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments including mortgage-backed securities) in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Colonial Bank, FSB also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2006, Colonial Bank, FSB held 79.43% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Colonial Bank, FSB received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Privacy Standards. Financial institutions, including Colonial Bank, FSB, are subject to Federal Deposit Insurance Corporation regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Colonial Bank, FSB to disclose its privacy policy, including identifying with whom it shares “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Colonial Bank, FSB to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Colonial Bank, FSB is required to provide its customers with the ability to “opt-out” of having Colonial Bank, FSB share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Colonial Bank, FSB. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether New Jersey may enact such legislation or what impact, if any, it would have if enacted.

The Federal Deposit Insurance Corporation and other federal banking agencies have adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Colonial Bank, FSB has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Colonial Bank, FSB. Colonial Bankshares, Inc. is an affiliate of Colonial Bank, FSB. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Colonial Bank, FSB’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Colonial Bank, FSB’s capital. In addition, extensions of credit in excess of certain limits must be approved by Colonial Bank, FSB’s Board of Directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, a banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2006, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Colonial Bank, FSB are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Colonial Bank, FSB’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0144% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation required, among other things, the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage per separately insured depositor (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.40% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law and changes required by the law will not be effective until final regulations have been issued.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the BIF and the SAIF into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the FICO assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System. Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Currently, the capital stock requirement is comprised of: 1) Membership Stock, which equals 0.20% of Colonial Bank FSB’s mortgage-related assets as of December 31, 2006 and 2) Activity-Based Stock, which equals 4.5% of outstanding borrowings from the Federal Home Loan Bank. As of December 31, 2006, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, Colonial Bank, FSB was in compliance with these reserve requirements.

Internet Banking

Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the bank regulatory agencies will adopt new regulations that will not materially affect any of our internet operations or restrict any such further operations.

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

Holding Company Regulation

General. Colonial Bankshares, MHC and Colonial Bankshares, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Colonial Bankshares, MHC and Colonial Bankshares, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Colonial Bankshares, Inc. and Colonial Bankshares, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Colonial Bankshares, Inc. and Colonial Bankshares, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Colonial Bankshares, Inc. may engage in the following activities:

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

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Colonial Bankshares, Inc. and Colonial Bankshares, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Colonial Bankshares, MHC. Office of Thrift Supervision regulations require Colonial Bankshares, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Colonial Bankshares, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

(ii)	the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

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

Conversion of Colonial Bankshares, MHC to Stock Form. Office of Thrift Supervision regulations permit Colonial Bankshares, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Colonial Bankshares, Inc. (the “New Holding Company”), Colonial Bankshares, MHC’s corporate existence would end, and certain depositors and borrowers of Colonial Bank, FSB would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Colonial Bankshares, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Colonial Bankshares, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Colonial Bankshares, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Colonial Bankshares, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

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

The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Colonial Bankshares, Inc. may be resold without registration. Shares purchased by an affiliate of Colonial Bankshares, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Colonial Bankshares, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.	Description of Property

The following table provides certain information with respect to our six banking offices as of December 31, 2006:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$351

Branch Offices:
1107 North High Street Millville, New Jersey 08332	Owned	$316

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$511

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$416

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$338

271 Lambs Road Sewell, New Jersey 08080	Owned	$308

In addition, we have begun construction on a new administrative headquarters/full-service office in Vineland, New Jersey. We have budgeted approximately $6.3 million for the construction of this new banking facilities, for which we have already spent $4.3 million, including the cost of land, as of December 31, 2006. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the first half of 2007. We have also spent $269 thousand for the acquisition of land in Buena Township as a possible branch location.

The net book value of our premises, land and equipment was approximately $7.3 million at December 31, 2006.

In January 2007, the Company purchased land in Harrison Township, New Jersey as a possible branch location. The cost of the land was $984 thousand.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

(a)	Reference is made to the “Market for Common Stock” section of Colonial Bankshares’ 2006 Annual Report to Stockholders, which is incorporated herein by reference.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plan
October 1 - October 31, 2006	—	—	—	88,625
November 1 - November 30, 2006	88,625	13.42	88,625	—
December 1 - December 31, 2006	—	—	—	—
Total	88,625	13.42	88,625	—

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Colonial Bankshares’ 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	Financial Statements

The consolidated financial statements included in Colonial Bankshares’ 2006 Annual Report to Stockholders are incorporated herein by reference. (See Exhibit 13)

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Colonial Bankshares has adopted a Code of Ethics that applies to Colonial Bankshares’ principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB for the year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on March 30, 2006. A copy of the Code will be furnished without charge upon written request to the Secretary, Colonial Bankshares, Inc., 85 West Broad Street, Bridgeton, NJ 08302.

The information contained under the sections captioned “Proposal I - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I - Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

STOCK-BASED COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Stock-based compensation plans approved by stockholders	285,093	$12.47	25,095
Stock-based compensation plans not approved by stockholders	N/A	N/A	N/A
Total	285,093	$12.47	25,095

ITEM 12.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I - Election of Directors - Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 13.	Exhibits

3.1	Charter of Colonial Bankshares, Inc. (1)

3.2	Bylaws of Colonial Bankshares, Inc. (1)

4	Form of Common Stock Certificate of Colonial Bankshares, Inc. (1)

10.1	Form of Employee Stock Ownership Plan (1)

10.2	Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (2)

10.3	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) (3)

10.4	Form of Colonial Bankshares, Inc. 2006 stock-Based Incentive Plan Stock Option Agreement (Employees) (3)

10.5	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) (3)

10.6	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) (3)

10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka (4)

10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III (5)

10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan (6)

13	Portions of Annual Report to Stockholders

14	Code of Ethics (7)

21.0	Subsidiaries of Registrant

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Colonial Bankshares (file no. 333-123583), originally filed with the Securities and Exchange Commission on March 25, 2005.

(2)
Incorporated by reference to the Definitive Proxy Statement for the Annual Meeting of Stockholders of Colonial Bankshares held July 20, 2006 (file no. 000-51385), filed with the Securities and Exchange Commission on June 15, 2006.

(3)	Incorporated by reference to the Current Report on Form 8-K of Colonial Bankshares, Inc. (file no. 000-51385), filed with the Securities and Exchange Commission on October 23, 2006.

(4)
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Colonial Bankshares (file no. 000-51385), filed with the Securities and Exchange Commission on November 14, 2006.

(5)
Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Colonial Bankshares (file no. 000-51385), filed with the Securities and Exchange Commission on November 14, 2006.

(6)
Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Colonial Bankshares (file no. 000-51385), filed with the Securities and Exchange Commission on November 14, 2006.

(7)
Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB for the year ended December 31, 2005 of Colonial Bankshares (file no. 000-51385), originally filed with the Securities and Exchange Commission on March 30, 2006.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL BANKSHARES, INC.

Date: March 28, 2007	By:	/s/ Edward J. Geletka
Edward J. Geletka President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward J. Geletka	President, Chief Executive	March 28, 2007
Edward J. Geletka	Officer and Director (Principal Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and	March 28, 2007
L. Joseph Stella, III	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Frank M. Hankins	Chairman of the Board	March 28, 2007
Frank M.Hankins

/s/ Albert A. Fralinger	Vice Chairman of the Board	March 28, 2007
Albert A. Fralinger

/s/ Richard S. Allen	Director	March 28, 2007
Richard S. Allen

/s/ Gregory J. Facemyer	Director	March 28, 2007
Gregory J. Facemyer

/s/ John Fitzpatrick	Director	March 28, 2007
John Fitzpatrick

/s/ James Quinn	Director	March 28, 2007
James Quinn