Form 10QSB
period 2007-03-31
Colonial Bankshares Inc
filed 2007-05-15
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51385

COLONIAL BANKSHARES, INC.
(Exact name of small business issuer as specified in its charter)

United States of America	90-0183739
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer ID No.)

85 West Broad Street, Bridgeton, New Jersey 08302
(Address of principal executive offices)

(856) 451-5800
(Issuer’s telephone number including area code)

N/A
(Former name, address, and fiscal year, if changed since last report)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)	☒ Yes	☐ No
(2)	☒ Yes	☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             ☐ Yes          ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of May 10, 2007, 4,433,071 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one),                             ☐ Yes          ☒ No

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

Colonial Bankshares, Inc.

Consolidated Statements of Financial Condition
At March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
	(Dollars In Thousands, Except Per Share Data)
Assets
Cash and amounts due from banks	$24,189	$13,257
Interest-bearing time deposits in banks	725	717
Investment securities available for sale	141,614	136,925
Investment securities held to maturity (fair value at March 31, 2007 - $19,943; at December 31, 2006 - $19,500)	19,071	18,722
Loans receivable, net of allowance for loan losses of $1,444 at March 31, 2007 and $1,373 at December 31, 2006	209,747	198,519
Federal Home Loan Bank stock, at cost	706	775
Office properties and equipment, net	9,191	7,337
Bank-owned life insurance	2,508	2,485
Accrued interest receivable	1,868	1,781
Other assets	2,745	3,079

Total Assets	$412,364	$383,597

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$17,645	$18,055
Interest-bearing	348,800	319,199
Total deposits	366,445	337,254
Federal Home Loan Bank short-term borrowings	-	1,450
Federal Home Loan Bank long-term borrowings	6,797	6,874
Advances from borrowers for taxes and insurance	645	793
Accrued interest payable and other liabilities	1,244	563

Total Liabilities	375,131	346,934

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,433,071 shares in 2007 and 2006	452	452
Additional paid-in capital	19,611	19,519
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,432)	(1,432)
Treasury stock, at cost, 88,625 shares	(1,189)	(1,189)
Retained earnings	20,275	19,863
Accumulated other comprehensive loss	(484)	(550)

Total Stockholders’ Equity	37,233	36,663

Total Liabilities and Stockholders’ Equity	$412,364	$383,597

See notes to consolidated financial statements

Colonial Bankshares, Inc.

Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest Income	(Dollars in Thousands, Except Per Share Data)
Loans, including fees	$3,178	$2,387
Mortgage-backed securities	740	608
Securities:
Taxable	952	842
Tax-exempt	358	337
Total Interest Income	5,228	4,174

Interest Expense
Deposits	3,084	1,996
Borrowings	75	142

Total Interest Expense	3,159	2,138
Net Interest Income	2,069	2,036

Provision for Loan Losses	69	63
Net Interest Income after Provision for Loan Losses	2,000	1,973

Non-Interest Income
Fees and service charges	244	195
Gain on sale of loans	11	15
Earnings on life insurance	23	21
Other	10	5
Total Non-Interest Income	288	236

Non-Interest Expenses
Compensation and benefits	1,167	1,054
Occupancy and equipment	247	233
Data processing	174	151
Office supplies	33	25
Professional fees	75	81
Other	278	235

Total Non-Interest Expenses	1,974	1,779
Income before Income Taxes	314	430

Income Tax Expense (Benefit)	(98)	70
Net Income	$412	$360

Per Share Data (See Note 3):
Earnings per share - basic	$0.10	$0.08
Earnings per share - diluted	$0.09	$0.08

See notes to consolidated financial statements

Colonial Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2007 and 2006 (unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in Thousands)

Balance, January 1, 2007	$452	$19,519	$(1,432)	$19,863	$(1,189)	$(550)	$36,663
Comprehensive income:
Net income	-	-	-	412	-	-	412
Net change in unrealized loss on securities available for sale, net of tax expense of $32	-	-	-	-	-	66	66
Total Comprehensive Income	-	-	-	-	-	-	478
Amortization of restricted stock awards	-	55	-	-	-	-	55
Amortization of stock options	-	37	-	-	-	-	37
Balance, March 31, 2007	$452	$19,611	$(1,432)	$20,275	$(1,189)	$(484)	$37,233

Balance, January 1, 2006	$452	$19,414	$(1,548)	$18,252	$-	$(709)	$35,861
Comprehensive loss:
Net income	-	-	-	360	-	-	360
Net change in unrealized loss on securities available for sale, net of tax benefit of $390	-	-	-	-	-	(585)	(585)
Total Comprehensive Loss	-	-	-	-	-	-	(225)
Balance, March 31, 2006	$452	$19,414	$(1,548)	$18,612	$-	$(1,294)	$35,636
.

See notes to consolidated financial statements

Colonial Bankshares, Inc.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:	(In Thousands)
Net income	$412	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69	63
Depreciation expense	98	101
Stock-based compensation expense	92	-
Deferred income taxes	(11)	(94)
Net earnings on bank-owned life insurance	(23)	(21)
Loans originated for sale	(796)	(953)
Proceeds from sale of loans	577	968
Gain on sale of loans	(11)	(15)
Net amortization of loan fees	5	4
Amortization (accretion) of premium and discount on investment securities, net	(129)	(45)
Increase in accrued interest receivable	(87)	(106)
Decrease in other assets	311	65
Increase in accrued interest payable and other liabilities	682	107
Net cash provided by operating activities	1,189	434
Cash Flows from Investing Activities:
Proceeds from calls and maturities of:
Investment securities available for sale	-	263
Investment securities held to maturity	180	-
Purchase of:
Investment securities available for sale	(3,425)	(679)
Investment securities held to maturity	-	(180)
Mortgage-backed securities available for sale	(4,770)	(3,819)
Mortgage-backed securities held to maturity	(719)	-
Office properties and equipment	(1,952)	(288)
Principal repayments from:
Investment securities	601	871
Mortgage-backed securities	3,323	3,504
Net decrease (increase) in Federal Home Loan Bank stock	69	(37)
Purchase of interest-bearing time deposits in banks	(208)	(700)
Maturity of interest-bearing time deposits in banks	200	-
Net increase in loans receivable	(11,072)	(8,218)
Net cash used for investing activities	(17,773)	(9,283)
Cash Flows from Financing Activities:
Net increase in deposits	29,191	6,217
(Decrease) increase in Federal Home Loan Bank short-term borrowings	(1,450)	820
Repayment of Federal Home Loan Bank long-term borrowings	(77)	-
(Decrease) increase in advances from borrowers for taxes and insurance	(148)	111
Net cash provided by financing activities	27,516	7,148
Increase (decrease) in cash and cash equivalents	10,932	(1,701)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,257	10,669
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,189	$8,968

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$2,715	$2,066
Income taxes	$-	$100

See notes to consolidated financial statements

COLONIAL BANKSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Bankshares, Inc. (the “Company”) was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB. Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding common stock of Colonial Bank, FSB (the “Bank”). Colonial Bank, FSB is a federally chartered capital stock savings bank. Colonial Bankshares, MHC, a federally chartered mutual holding company, is the parent of the Company and owns approximately 54% of the Company’s outstanding common stock. The Bank is a wholly owned subsidiary of the Company. In September 2006, after receiving regulatory approval, the Bank established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”) whose purpose is to invest in and manage securities. The Operating Subsidiary was funded by the Bank with cash and investment securities with an approximate value of $134.0 million in exchange for all the outstanding common stock of the Operating Subsidiary.

The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three months ended March 31, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of other-than-temporary impairment of investment securities and the realizability of deferred tax assets.

The Bank maintains its executive office and main branch in Bridgeton, New Jersey with branches in Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey. The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in investments and single-family residential, commercial and consumer loans.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS No. 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore the net income for the three months ended March 31, 2007 is $412 thousand and the net income for the three months ended March 31, 2006 is $360 thousand. Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options and non-vested stock grants are assumed to be 100% vested for purposes of the earnings per share computations. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended March 31,
	2007	2006
Net Income	$412,000	$360,000

Weighted average common shares issued	4,521,696	4,521,696
Average unearned ESOP shares	(143,192)	(154,795)
Average treasury stock shares	(88,625)	-
Weighted average common shares outstanding - basic	4,289,879	4,366,901
Effect of dilutive non-vested shares and stock options outstanding	108,506	-
Weighted average common shares outstanding - diluted	4,398,385	4,366,901
Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.09	$0.08

4.	Stock Based Compensation

The Company’s Board of Directors and stockholders have adopted the 2006 Colonial Bankshares, Inc. Stock-Based Incentive Plan (the “2006 Plan”). The Stock-Based Incentive Plan provides for the grant of shares of common stock and the grant of stock options to officers, employees and directors of the Company. Under the 2006 Plan, the Company may grant options to purchase 221,563 shares of Company stock and may grant up to 88,625 shares of common stock as restricted stock awards.

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs). Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees. The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan. The 2006 Plan will terminate ten years from the grant date. Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant. Options may not be granted with a term longer than 10 years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares. At March 31, 2007, there are 25,095 shares available for option grants under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $12.47 per share. The restricted stock awarded will vest 20% annually beginning October 19, 2007. For the three months ended March 31, 2007, $55 thousand in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $19 thousand. As of March 31, 2007, there was $1.0 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.5 years. At March 31, 2006, there was no compensation expense recognized as the Company did not have any stock-based incentive plans.

Activity in issued but unvested award shares during the three months ended March 31, 2007, was as follows:

Award Shares	Award Shares	Weighted Average Grant Date Fair Value
Unvested awards, beginning of period	88,625	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Unvested awards, end of period	88,625	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded. The options awarded will vest 20% annually beginning October 19, 2007. The following is a summary of the Company’s stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	196,468	$12.47	9.5 years
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47	9.5 years	$301,000
Exercisable at end of period	-	$12.47	9.5 years	$-

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for options granted in 2006: dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%. The calculated fair value of options granted in 2006 was $3.79 per option.

Stock-based compensation expense related to stock options for the three months ended March 31, 2007 was $37 thousand with a related tax benefit of $13 thousand. As of March 31, 2007, there was approximately $676 thousand of unrecognized compensation cost related to unvested stock options granted in 2006. The cost will be recognized on a graded vesting method over a period of 4.5 years. At March 31, 2006, there was no compensation expense recognized as the Company did not have any stock-based incentive plans.

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 166,398 shares of common stock in the initial public offering using proceeds of a loan from the Company. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over fifteen years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s contribution expense for the ESOP was $41 thousand and $32 for the three months ended March 31, 2007 and 2006, respectively.

The following table presents the components of the ESOP shares:

	March 31, 2007	March 31, 2006
Shares released for allocation	23,206	11,603
Unreleased shares	143,192	154,795
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Other comprehensive gain (loss) for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
Other comprehensive gain (loss):	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$98	$(975)
Reclassification adjustment for net gains realized in net income	-	-
Net unrealized gains (losses)	98	(975)
Income tax expense (benefit)	(32)	390
Net of tax amount	$66	$(585)

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $2.4 million of standby letters of credit outstanding as of March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standy letters of credit is not material.

7.	Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At March 31, 2007		At December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed	$55,348	$54,949	$53,646	$53,229
U. S. Government agency	30,791	30,482	29,534	29,128
Corporate	8,954	8,666	8,956	8,660
Mutual funds	14,117	13,920	13,942	13,716
Municipal	24,003	24,336	23,927	24,259
SBA pools	9,142	9,261	7,759	7,933
Total securities available-for-sale	$142,355	$141,614	$137,764	$136,925

Securities held-to-maturity:
Mortgage-backed	$4,449	$4,537	$3,972	$4,064
U. S. Government agency	1,414	1,437	1,412	1,369
Corporate	1,707	1,848	1,698	1,828
Municipal	11,501	12,121	11,640	12,239
Total securities held-to-maturity	$19,071	$19,943	$18,722	$19,500

8.	Loans

The components of loans at March 31, 2007 and December 31, 2006 are as follows:

	At March 31, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$105,063	49.7%	$102,328	51.1%
Home equity loans and lines of credit	38,440	18.2	38,074	19.0
Multi-family	2,690	1.3	2,492	1.2
Commercial	45,214	21.4	39,186	19.6
Construction	8,572	4.0	8,371	4.2
Commercial	9,035	4.2	7,337	3.7
Consumer and other	2,505	1.2	2,427	1.2
Total loans receivable	$211,519	100.0%	$200,215	100.0%
Deferred loan fees	(328)		(323)
Allowance for loan losses	(1,444)		(1,373)
Total loans receivable, net	$209,747		$198,519

Loans committed for sale totaled $230 thousand as of March 31, 2007.

Nonaccrual loans amounted to approximately $201 thousand and $233 thousand at March 31, 2007 and December 31, 2006, respectively.

9.	Deposits

Deposit accounts, by type, at March 31, 2007 and December 31, 2006 are summarized as follows:

	At March 31, 2007			At December 31, 2006
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$17,645	4.82%	-%	$18,055	5.35%	-%
Savings	57,428	15.67	2.05	57,260	16.98	1.72
NOW accounts	41,156	11.23	2.37	36,740	10.89	1.89
Super NOW accounts	14,515	3.96	1.70	14,200	4.21	1.71
Money market accounts	19,888	5.43	3.57	20,553	6.10	3.54
Total transaction accounts	150,632	41.11	2.06	146,808	43.53	1.81

Certificates of deposit	215,813	58.89	4.82	190,446	56.47	4.74

Total deposits	$366,445	100.00%	3.69%	$337,254	100.00%	3.46%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances with the Federal Home Loan Bank (“FHLB”) of New York, at March 31, 2007 and December 31, 2006:

Description	Maturity Date	Interest Rate	March 31, 2007	December 31, 2006
			(Dollars in Thousands)
Fixed rate amortizing	06/30/2021	5.57%	$6,797	$6,874
Short-term borrowing	01/02/2007	5.39%	-	1,450
			$6,797	$8,324

At March 31, 2007, the Bank had a borrowing capacity of $75.2 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral. At March 31, 2007, the Bank had $6.8 million in outstanding borrowings from the FHLB of New York.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “will,” ”will likely result,” ”believe,” ”expect,” ”plan,” ”will continue,” ”is anticipated,” ”estimate,” ”intend,” ”project,” and similar expressions are intended to identify these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

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

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At March 31, 2007 and December 31, 2006, the allowance did not include an unallocated component.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased $28.8 million, or 7.5%, to $412.4 million at March 31, 2007, from $383.6 million at December 31, 2006. The increase was the result of increases in all asset categories except Federal Home Loan Bank stock and other assets.

Net loans receivable increased by $11.2 million, or 5.6%, to $209.7 million at March 31, 2007 from $198.5 million at December 31, 2006. One- to four-family residential real estate loans, which comprise half of our loan portfolio, increased $2.8 million, or 2.7%, to $105.1 million at March 31, 2007 from $102.3 million at December 31, 2006. Commercial real estate loans increased $6.0 million, or 15.3%, to $45.2 million at March 31, 2007 from $39.2 million at December 31, 2006.

Securities available for sale increased $4.7 million, or 3.4%, to $141.6 million at March 31, 2007 from $136.9 million at December 31, 2006. The increase was the result of purchases in the amount of $8.2 million offset by $3.5 million in principal amortization. Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment. In addition, securities held to maturity increased by $349 thousand, to $19.1 million at March 31, 2007 from $18.7 million at December 31, 2006. This increase was the result of purchases of $719 thousand offset by principal amortization of $190 thousand and maturities of $180 thousand.

Deposits increased $29.1 million, or 8.6%, to $366.4 million at March 31, 2007 from $337.3 million at December 31, 2006. The largest increase was in certificates of deposit, which increased $25.4 million, or 13.3%, to $215.8 million at March 31, 2007 from $190.4 million at December 31, 2006. Non-interest bearing demand accounts decreased $410 thousand, or 2.3%. Money-market deposit accounts decreased by $665 thousand. NOW accounts increased by $4.4 million, or 12.0%. Super-NOW accounts increased by $315 thousand and savings accounts increased by $168 thousand.

Federal Home Loan Bank borrowings decreased $1.5 million, or 18.3%, to $6.8 million at March 31, 2007 from $8.3 million at December 31, 2006. We decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the maturities and pay downs of securities, discussed above, provided sufficient cash to fund loan originations and the purchase of investment securities and fixed assets.

Total stockholders’ equity increased $570 thousand to $37.2 million at March 31, 2007 from $36.7 million at December 31, 2006. This increase was mainly attributable to net income of $412 thousand. Accumulated other comprehensive loss decreased slightly as a result of changes in the net unrealized losses on investment securities available for sale. Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

General. Net income increased $52 thousand, or 14.4%, to $412 thousand for the three months ended March 31, 2007 from $360 thousand for the three months ended March 31, 2006. The principal reason for the increase was a $27 thousand increase in net interest income after provision for loan losses, a $52 thousand increase in non-interest income and a reduction in income tax expense of $168 thousand offset by a $195 thousand increase in non-interest expense.

Interest Income. Interest income increased $1.0 million, or 23.8%, to $5.2 million for the three months ended March 31, 2007 from $4.2 million for the three months ended March 31, 2006. The increase in interest income resulted from a $791 thousand increase in interest income on loans and a $263 thousand increase in interest income on securities.

Interest income on loans increased $791 thousand, or 33.0%, to $3.2 million for the three months ended March 31, 2007 from $2.4 million for the three months ended March 31, 2006. The average balance of loans increased $42.3 million, or 26.2%, to $203.7 million for the three months ended March 31, 2007 from $161.4 million for the three months ended March 31, 2006. In addition, the average yield increased to 6.24% for the three months ended March 31, 2007 from 5.92% for the three months ended March 31, 2006. The increase in the average balance of loans resulted primarily from increases across all loan categories; mortgage, commercial and consumer loans.

Interest income on securities increased $263 thousand, or 14.6% to $2.1 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. This increase was due to an increase in the average balance of investment securities and an increase in the average yield on investment securities.

Interest Expense. Interest expense increased $1.1 million, or 52.4%, to $3.2 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006.

Interest expense on interest-bearing deposits increased by $1.1 million, or 55.0%, to $3.1 million for the three months ended March 31, 2007 from $2.0 million for the three months ended March 31, 2006. The increase in interest expense on interest-bearing deposits was due to a $53.5 million, or 19.4%, increase in the average balance of interest-bearing deposits to $329.3 million for the three months ended March 31, 2007 from $275.8 million for the three months ended March 31, 2006. In addition, the average rate paid on interest-bearing deposits increased 86 basis points to 3.75% for the three months ended March 31, 2007 from 2.89% for the three months ended March 31, 2006. We experienced increases in the average balances of certificates of deposits, NOW accounts and the money market accounts and a decrease in the savings account category. The average cost of all deposit accounts increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest expense on borrowings decreased $67 thousand to $75 thousand for the three months ended March 31, 2007 from $142 thousand for the three months ended March 31, 2006. This decrease was primarily due to a $3.4 million decrease in the average balance of borrowings to $9.0 million for the three months ended March 31, 2007 from $12.4 million for the three months ended March 31, 2006.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We recorded a provision for loan losses of $69 thousand for the three months ended March 31, 2007 and a provision for loan losses of $63 thousand for the three months ended March 31, 2006. The provisions recorded reflected net recoveries of $2 thousand for the three months ended March 31, 2007 and net recoveries of $17 thousand for the three months ended March 31, 2006. The allowance for loan losses as a percentage of total loans was 0.68% and 0.69% at March 31, 2007 and December 31, 2006, respectively. We used the same methodology in calculating the provision for loan losses during each of the three months ended March 31, 2007 and 2006.

Non-interest Income. Non-interest income was $288 thousand for the three months ended March 31, 2007 and $236 thousand for the three months ended March 31, 2006. Fees and service charges on deposit accounts increased by $49 thousand to $244 thousand for the three months ended March 31, 2007 from $195 thousand for the three months ended March 31, 2006. The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees and the implementation of new service charges on deposit accounts. Gains on sales of loans totaled $11 thousand for the three months ended March 31, 2007 compared to $15 thousand for the three months ended March 31, 2006.

Non-interest Expense. Non-interest expense increased $195 thousand, or 11.0%, to $2.0 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. Compensation and benefits expense increased $113 thousand to $1.2 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. Normal salary increases, increases in medical benefit costs, increases in payroll taxes and the $92 thousand expense of the stock-based compensation plan, implemented in the fourth quarter of 2006, account for the increase in compensation and benefit expense. Occupancy and equipment expense increased $14 thousand mainly due to increases in heat light and utilities, real estate tax expense and maintenance expense offset by a decrease in depreciaton. Data processing expense increased $23 thousand due to the growth of loan and deposit accounts. Professional fees decreased $6 thousand. This decrease was mainly due to a decrease in miscellaneous professional fees offset by increases in accounting and audit fees and legal expense. The Company expects professional fees to increase in the future due to increased accounting, audit, legal expenses associated complying with the Sarbanes-Oxley Act of 2002. Other miscellaneous non-interest expense increased $43 thousand. This was due to increases in employee training expense, loan processing expenses, postage expense and correspondent bank expense.

Income Tax Expense (Benefit). We recorded a benefit for income taxes of $98 thousand for the three months ended March 31, 2007, compared to an expense of $70 thousand for the three months ended March 31, 2006, reflecting effective tax rates of (31.2)% and 16.3%, respectively. Our effective tax rate is below the combined state and federal statutory rate because of our investment in tax-exempt securities and bank-owned life insurance. The effective tax rate decreased in 2007 over 2006 due to the increased tax-exempt income with lower pre-tax income. Also, the formation of the Delaware investment subsidiary helped decrease the effective tax rate because the income from the Delaware investment subsidiary is subject to lower state income tax rates.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $24.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $141.6 million at March 31, 2007. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $75.2 million from the Federal Home Loan Bank of New York. On that date, we had $6.8 million in advances outstanding.

At March 31, 2007, loan commitments outstanding totaled $14.6 million and commitments to purchase securities totaled $500 thousand. In addition to commitments to originate loans, we had $24.4 million in unadvanced funds to borrowers. Retail certificates of deposit due within one year of March 31, 2007 totaled $140.6 million. Total certificates of deposit within one year of March 31, 2007 represent 38.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2007, we originated $24.2 million of loans and purchased $8.9 million of securities. For the three months ended March 31, 2006, we originated $16.3 million of loans and purchased $4.7 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $29.1 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, decreased $1.5 million, net for the three months ended March 31, 2007 and increased $820 thousand, net for the three months ended March 31, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

We have nearly completed construction on our new administrative headquarters/full-service office in Vineland, New Jersey. We have budgeted approximately $6.3 million for the construction of this new banking facility, for which we have already spent $5.1 million as of March 31, 2007, including $1.1 million in land costs. We cannot assure you that construction and other costs will not exceed this budget estimate. We anticipate opening the administrative headquarters in the second calendar quarter of 2007. We have spent $283 thousand for the acquisition and development of land in Buena Township, New Jersey and $1.0 million for the acquisition and development of land in Harrison Township, New Jersey as possible branch locations. However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting.

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company or the Bank is periodically involved in various claims and lawsuits in the ordinary course of business. Management of the Company believes that such proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

COLONIAL BANKSHARES, INC.
Registrant

Date: May 10, 2007	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)