Form 10QSB
period 2007-06-30
Colonial Bankshares Inc
filed 2007-08-14
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51385

COLONIAL BANKSHARES, INC.
(Exact name of small business issuer as specified in its charter)

United States of America	90-0183739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

2745 S. Delsea Drive, Vineland, New Jersey 08360
(Address of principal executive offices)

(856) 205-0058
(Issuer’s telephone number including area code)

85 West Broad Street, Bridgeton, New Jersey 08302
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

As of August 13, 2007, 4,433,071 shares of common stock, par value $0.10 per share

Transitional Small Business Disclosure Format (check one),                             ☐ Yes          ☒ No

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

Colonial Bankshares, Inc.

Consolidated Statements of Financial Condition
At June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006

	(Dollars In Thousands, Except Per Share Data)
Assets
Cash and amounts due from banks	$14,277	$13,257
Interest-bearing time deposits in banks	725	717
Investment securities available for sale	155,092	136,925
Investment securities held to maturity (fair value at June 30, 2007 - $18,789; at December 31, 2006 - $19,500)	18,369	18,722
Loans receivable, net of allowance for loan losses of $1,456 at June 30, 2007 and $1,373 at December 31, 2006	223,791	198,519
Loans available for sale	288	-
Federal Home Loan Bank stock, at cost	1,398	775
Office properties and equipment, net	10,193	7,337
Bank-owned life insurance	2,531	2,485
Accrued interest receivable	2,003	1,781
Other assets	3,615	3,079

Total Assets	$432,282	$383,597

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$19,335	$18,055
Interest-bearing	354,175	319,199
Total deposits	373,510	337,254
Federal Home Loan Bank short-term borrowings	13,735	1,450
Federal Home Loan Bank long-term borrowings	6,719	6,874
Advances from borrowers for taxes and insurance	735	793
Accrued interest payable and other liabilities	1,297	563

Total Liabilities	395,996	346,934

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,433,071 shares in 2007 and 2006	452	452
Additional paid-in capital	19,704	19,519
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,432)	(1,432)
Treasury stock, at cost, 88,625 shares	(1,189)	(1,189)
Retained earnings	20,548	19,863
Accumulated other comprehensive loss	(1,797)	(550)

Total Stockholders’ Equity	36,286	36,663

Total Liabilities and Stockholders’ Equity	$432,282	$383,597

See notes to consolidated financial statements

Colonial Bankshares, Inc.

Consolidated Statements of Income
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$3,406	$2,664	$6,584	$5,051
Mortgage-backed securities	765	624	1,505	1,232
Securities:
Taxable	1,069	840	2,021	1,682
Tax-exempt	360	343	718	680
Total Interest Income	5,600	4,471	10,828	8,645

Interest Expense
Deposits	3,407	2,172	6,491	4,168
Borrowings	53	211	128	353

Total Interest Expense	3,460	2,383	6,619	4,521
Net Interest Income	2,140	2,088	4,209	4,124

Provision for Loan Losses	15	36	84	99
Net Interest Income after Provision for Loan Losses	2,125	2,052	4,125	4,025

Non-Interest Income
Fees and service charges	234	215	478	410
Gain on sale of loans	12	8	23	23
Net loss on calls of securities	(2)	-	(2)	-
Earnings on life insurance	23	22	46	43
Other	7	8	17	13
Total Non-Interest Income	274	253	562	489

Non-Interest Expenses
Compensation and benefits	1,319	1,068	2,486	2,122
Occupancy and equipment	270	220	517	453
Data processing	186	151	360	302
Office supplies	58	29	91	54
Professional fees	92	88	167	169
Other	394	320	672	555

Total Non-Interest Expenses	2,319	1,876	4,293	3,655
Income before Income Taxes	80	429	394	859

Income Taxes (Benefit)	(193)	65	(291)	135
Net Income	$273	$364	$685	$724

Per Share Data (See Note 3):
Earnings per share - basic	$0.06	$0.08	$0.16	$0.17
Earnings per share - diluted	$0.06	$0.08	$0.16	$0.17
Weighted average number of shares outstanding - basic	4,289,879	4,366,901	4,289,879	4,366,901
Weighted average number of shares outstanding - diluted	4,330,242	4,366,901	4,325,991	4,366,901

See notes to consolidated financial statements

Colonial Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006 (unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu-lated Other Compre-hensive (Loss)	Total Stock-holders’ Equity

	(Dollars in Thousands)

Balance, January 1, 2007	$452	$19,519	$(1,432)	$19,863	$(1,189)	$(550)	$36,663
Comprehensive loss:
Net income	-	-	-	685	-	-	685
Net change in unrealized loss on securities available for sale, net of tax benefit of $654 and reclassification adjustment	-	-	-	-	-	(1,247)	(1,247)
Total Comprehensive Loss	-	-	-	-	-	-	(562)
Amortization of restricted stock awards	-	111	-	-	-	-	111
Amortization of stock options	-	74	-	-	-	-	74

Balance, June 30, 2007	$452	$19,704	$(1,432)	$20,548	$(1,189)	$(1,797)	$36,286

Balance, January 1, 2006	$452	$19,414	$(1,548)	$18,252	$-	$(709)	$35,861
Comprehensive loss:
Net income	-	-	-	724	-	-	724
Net change in unrealized loss on securities available for sale, net of tax benefit of $783	-	-	-	-	-	(1,178)	(1,178)

Total Comprehensive Loss	-	-	-	-	-	-	(454)

Balance, June 30, 2006	$452	$19,414	$(1,548)	$18,976	$-	$(1,887)	$35,407

See notes to consolidated financial statements

Colonial Bankshares, Inc.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 (unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:	(In Thousands)
Net income	$685	$724
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	84	99
Depreciation expense	213	199
Stock-based compensation expense	185	-
Deferred income taxes	(373)	(494)
Net earnings on bank-owned life insurance	(46)	(43)
Loans originated for sale	(1,487)	(1,122)
Proceeds from sale of loans	1,222	1,145
Gain on sale of loans	(23)	(23)
Net amortization of loan fees	(11)	(3)
Loss on calls of investment securities	(2)	-
Amortization (accretion) of premium and discount on investment securities, net	(272)	(105)
Increase in accrued interest receivable	(222)	(93)
Decrease in other assets	491	316
Increase in accrued interest payable and other liabilities	734	194
Net cash provided by operating activities	1,178	794
Cash Flows from Investing Activities:
Proceeds from calls and maturities of:
Investment securities available for sale	1,835	706
Investment securities held to maturity	706	1,300
Purchase of:
Investment securities available for sale	(17,257)	(2,733)
Investment securities held to maturity	-	(1,174)
Mortgage-backed securities available for sale	(11,879)	(5,261)
Mortgage-backed securities held to maturity	(719)	-
Office properties and equipment	(3,069)	(758)
Principal repayments from:
Investment securities	1,118	1,564
Mortgage-backed securities	6,755	7,848
Net increase in Federal Home Loan Bank stock	(623)	(172)
Purchase of interest-bearing time deposits in banks	(208)	(700)
Maturity of interest-bearing time deposits in banks	200	-
Net increase in loans receivable	(25,345)	(24,406)
Net cash used for investing activities	(48,486)	(23,786)
Cash Flows from Financing Activities:
Net increase in deposits	36,256	20,031
(Decrease) increase in Federal Home Loan Bank short-term borrowings	12,285	(4,785)
Increase in Federal Home Loan Bank long-term borrowings	-	7,000
Repayment of Federal Home Loan Bank long-term borrowings	(155)	-
(Decrease) increase in advances from borrowers for taxes and insurance	(58)	245
Net cash provided by financing activities	48,328	22,491
Increase (decrease) in cash and cash equivalents	1,020	(501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,257	10,669
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,277	$10,168

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$6,323	$4,382
Income taxes	$-	$330

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

The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Bank maintains a newly opened executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey. The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in investments and single-family residential, commercial and consumer loans.

2.	Recent Accounting Pronouncements

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No, 159 will have on our consolidated financial statements.

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

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 had no effect on the Company’s consolidated financial statements.

In September 2006, FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 31, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which may require it to recognize an additional liability and compensation expense related to its BOLI policies.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for the first annual reporting period beginning after June 15, 2007. The Company is currently reviewing the requirements of EITF-06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for purposes of this calculation, the net income for the six months ended June 30, 2007 is $685 thousand and the net income for the six months ended June 30, 2006 is $724 thousand. For the three months ended June 30, 2007, net income is $273 thousand and for the three months ended June 30, 2006, net income is $364 thousand. Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options and non-vested stock grants are assumed to be 100% vested for purposes of the earnings per share computations.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$273,000	$364,000	$685,000	$724,000

Weighted average common shares issued	4,521,696	4,521,696	4,521,696	4,521,696
Average unearned ESOP shares	(143,192)	(154,795)	(143,192)	(154,795)
Average treasury stock shares	(88,625)	-	(88,625)	-
Weighted average common shares outstanding - basic	4,289,879	4,366,901	4,289,879	4,366,901
Effect of dilutive non -vested shares and stock options outstanding	40,363	-	36,113	-
Weighted average common shares outstanding - diluted	4,330,242	4,366,901	4,325,992	4,366,901
Basic earnings per share	$0.06	$0.08	$0.16	$0.17
Diluted earnings per share	$0.06	$0.08	$0.16	$0.17

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs). Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees. The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan. The 2006 Plan will terminate ten years from the grant date. Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant. Options may not be granted with a term longer than 10 years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares. At June 30, 2007, there are 25,095 shares available for option grants under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $12.47 per share. The restricted stock awarded will vest 20% annually beginning October 19, 2007. For the six and three months ended June 30, 2007, $111 thousand and $55 thousand, respectively, in compensation expense was recognized on restricted stock awards with a related tax benefit of $38 thousand and $19 thousand, respectively. As of June 30, 2007, there was $949 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.25 years. At June 30, 2006, there was no compensation expense recognized as the Company did not have any stock-based incentive plans.

Activity in issued but unvested Award Shares during the six months ended June 30, 2007, was as follows:

Award Shares	Award Shares	Weighted Average Grant Date Fair Value
Unvested awards, beginning of period	88,625	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Unvested awards, end of period	88,625	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded. The options awarded will vest 20% annually beginning October 19, 2007. The following is a summary of the Company’s stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	196,468	$12.47	9.25 years
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47	9.25 years	$350
Exercisable at end of period	-	$12.47	9.25 years	$-

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for options granted in 2006: dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%. The calculated fair value of options granted in 2006 was $3.79 per option.

Stock-based compensation expense related to stock options for the six and three months ended June 30, 2007 was $74 thousand and $37 thousand, respectively, with a related tax benefit of $9 thousand and $4 thousand, respectively. As of June 30, 2007, there was approximately $639 thousand of unrecognized compensation cost related to unvested stock options granted in 2006. The cost will be recognized on a graded vesting method over a period of 4.25 years. At June 30, 2006, there was no compensation expense recognized as the Company did not have any stock-based incentive plans.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s contribution expense for the ESOP was $83 thousand and $68 for the six months ended June 30, 2007 and 2006, respectively, and $42 thousand and $36 thousand, respectively, for the three months ended June 30, 2007 and 2006.

The following table presents the components of the ESOP shares:

	June 30, 2007	June 30, 2006
Shares released for allocation	23,206	11,603
Unreleased shares	143,192	154,795
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Other comprehensive gain (loss) for the six months and three months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on available for sale securities	$(2,001)	$(986)	$(1,903)	$(1,961)
Reclassification adjustment for net losses realized in net income	2	-	2	-
Net unrealized gains (losses)	(1,999)	(986)	(1,901)	(1,961)
Income tax expense (benefit)	(686)	(393)	(654)	(783)
Net of tax amount	$(1,313)	$(593)	$(1,247)	$(1,178)

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $1.4 million of standby letters of credit outstanding as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

During the three months ended June 30, 2007, the Bank sold loans in the amount of $645 thousand that contained recourse provisions. The Bank is required to repurchase the loan if the first or second payment that is due is 30 or more days late. During the three months ended June 30, 2007, the Bank did not repurchase any previously sold loans. Also, no liability has been recorded on loans sold with the recourse provisions.

7.	Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30, 2007		At December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available-for-sale:
Mortgage-backed	$59,272	$58,216	$53,646	$53,229
U. S. Government agency	42,447	41,707	29,534	29,128
Corporate	8,953	8,376	8,956	8,660
Mutual funds	14,299	14,016	13,942	13,716
Municipal	24,249	24,064	23,927	24,259
SBA pools	8,612	8,713	7,759	7,933
Total securities available-for-sale	$157,832	$155,092	$137,764	$136,925

Securities held-to-maturity:
Mortgage-backed	$4,224	$4,240	$3,972	$4,064
U. S. Government agency	1,416	1,392	1,412	1,369
Corporate	1,186	1,269	1,698	1,828
Municipal	11,543	11,888	11,640	12,239
Total securities held-to-maturity	$18,369	$18,789	$18,722	$19,500

8.	Loans

The components of loans at June 30, 2007 and December 31, 2006 are as follows:

	At June 30, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$108,206	48.0%	$102,328	51.1%
Home equity loans and lines of credit	39,447	17.5	38,074	19.0
Multi-family	2,803	1.2	2,492	1.2
Commercial	51,533	22.9	39,186	19.6
Construction	10,186	4.5	8,371	4.2
Commercial	10,828	4.8	7,337	3.7
Consumer and other	2,556	1.1	2,427	1.2
Total loans receivable	$225,559	100.0%	$200,215	100.0%
Deferred loan fees	(312)		(323)
Allowance for loan losses	(1,456)		(1,373)
Total loans receivable, net	$223,791		$198,519

Nonaccrual loans amounted to approximately $1.4 million and $233 thousand at June 30, 2007 and December 31, 2006, respectively.

9.	Deposits

Deposit accounts, by type, at June 30, 2007 and December 31, 2006 are summarized as follows:

	At June 30, 2007			At December 31, 2006
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in Thousands)

Deposit type:
Non-interest bearing demand.	$19,335	5.18%	-%	$18,055	5.35%	-%
Savings……	57,278	15.33	2.12	57,260	16.98	1.72
NOW accounts	45,105	12.08	2.26	36,740	10.89	1.89
Super NOW accounts	14,280	3.82	1.73	14,200	4.21	1.71
Money market accounts	17,999	4.82	3.33	20,553	6.10	3.54
Total transaction accounts	153,997	41.23	2.00	146,808	43.53	1.81

Certificates of deposit	219,513	58.77	4.87	190,446	56.47	4.74

Total deposits	$373,510	100.00%	3.69%	$337,254	100.00%	3.46%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances with the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2007 and December 31, 2006:

Description	Maturity Date	Interest Rate	June 30, 2007	December 31, 2006
			(Dollars in Thousands)
Fixed rate amortizing	06/30/2021	5.57%	6,719	6,874
Short-term borrowing	01/02/2007	5.39%	-	1,450
Short-term borrowing	07/02/2007	5.49%	13,735	-
			$20,454	$8,324

At June 30, 2007, the Bank had a borrowing capacity of $75.2 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral. At June 30, 2007, the Bank had $20.5 million in outstanding borrowings from the FHLB of New York.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other than temporary impairment of investment securities and the valuation and realizability of deferred tax assets.

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

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At June 30, 2007 and December 31, 2006, the allowance did not include an unallocated component.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management reviews criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value or until maturity. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Valuation of Deferred Tax Assets. In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income. In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets which would result in additional income tax expense in the period.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $48.7 million, or 12.7%, to $432.3 million at June 30, 2007, from $383.6 million at December 31, 2006. The increase was the result of increases in all asset categories except investment securities held to maturity.

Net loans receivable increased by $25.3 million, or 12.7%, to $223.8 million at June 30, 2007 from $198.5 million at December 31, 2006. One- to four-family residential real estate loans increased $5.9 million, or 5.7%, to $108.2 million at June 30, 2007 from $102.3 million at December 31, 2006. Commercial real estate loans increased $12.3 million, or 31.4%, to $51.5 million at June 30, 2007 from $39.2 million at December 31, 2006.

Securities available for sale increased $18.2 million, or 13.3%, to $155.1 million at June 30, 2007 from $136.9 million at December 31, 2006. The increase was the result of purchases in the amount of $29.1 million offset by $7.4 million in principal amortization, $1.8 million in calls and maturities and $1.9 million in unrealized losses in the available for sale portfolio. Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment. In addition, securities held to maturity decreased by $353 thousand, to $18.4 million at June 30, 2007 from $18.7 million at December 31, 2006. This decrease was the result of purchases of $719 thousand offset by principal amortization of $474 thousand and calls and maturities of $706 thousand.

Office properties and equipment increased $2.9 million to $10.2 million at June 30, 2007 from $7.3 million at December 31, 2006. This increase was the result of investment in our branch network as we completed construction of our new administrative headquarters/full-service branch in Vineland, New Jersey.

Deposits increased $36.2 million, or 10.7%, to $373.5 million at June 30, 2007 from $337.3 million at December 31, 2006. The largest increase was in certificates of deposit, which increased $29.1 million, or 15.3%, to $219.5 million at June 30, 2007 from $190.4 million at December 31, 2006. Non-interest bearing demand accounts increased $1.3 million, or 7.1%. Money-market deposit accounts decreased by $2.6 million. NOW accounts increased by $8.4 million, or 22.8%. Super-NOW accounts increased by $80 thousand and savings accounts increased by $18 thousand.

Federal Home Loan Bank borrowings increased $12.2 million to $20.5 million at June 30, 2007 from $8.3 million at December 31, 2006. We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the maturities and pay downs of securities, discussed above, did not provide sufficient cash to fund loan originations and the purchase of investment securities and fixed assets.

Total stockholders’ equity decreased $377 thousand to $36.3 million at June 30, 2007 from $36.7 million at December 31, 2006. This decrease was mainly attributable to an increase in the unrealized losses on investment securities available for sale in the amount of $1.2 million offset by net income of $685 thousand and $185 thousand increase in additional paid-in-capital related to stock-based compensation. Because of interest rate volatility, unrealized losses on investment securities available for sale could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

General. Net income decreased $91 thousand, or 25.0%, to $273 thousand for the three months ended June 30, 2007 from $364 thousand for the three months ended June 30, 2006. The principal reason for the decrease was a $73 thousand increase in net interest income after provision for loan losses, a $21 thousand increase in non-interest income and a reduction in income tax expense of $258 thousand offset by a $443 thousand increase in non-interest expense.

Interest Income. Interest income increased $1.1 million, or 24.4%, to $5.6 million for the three months ended June 30, 2007 from $4.5 million for the three months ended June 30, 2006. The increase in interest income resulted from a $742 thousand increase in interest income on loans and a $387 thousand increase in interest income on securities.

Interest income on loans increased $742 thousand, or 27.5%, to $3.4 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006. The average balance of loans increased $42.3 million, or 24.2%, to $216.9 million for the three months ended June 30, 2007 from $174.6 million for the three months ended June 30, 2006. In addition, the average yield increased to 6.28% for the three months ended June 30, 2007 from 6.10% for the three months ended June 30, 2006. The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $387 thousand, or 21.5% to $2.2 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. This increase was due to an increase in the average balance of investment securities to $163.8 million for the three months ended June 30, 2007 from $154.9 million for the three months ended June 30, 2006. Also, the average yield increased to 5.36% for the three months ended June 30, 2007 from 4.67% for the three months ended June 30, 2006.

Interest Expense. Interest expense increased $1.1 million, or 45.8%, to $3.5 million for the three months ended June 30, 2007 from $2.4 million for the three months ended June 30, 2006.

Interest expense on interest-bearing deposits increased by $1.2 million, or 54.5%, to $3.4 million for the three months ended June 30, 2007 from $2.2 million for the three months ended June 30, 2006. The increase in interest expense on interest-bearing deposits was due to a $69.8 million, or 24.8%, increase in the average balance of interest-bearing deposits to $351.8 million for the three months ended June 30, 2007 from $282.0 million for the three months ended June 30, 2006. In addition, the average rate paid on interest-bearing deposits increased 79 basis points to 3.87% for the three months ended June 30, 2007 from 3.08% for the three months ended June 30, 2006. We experienced increases in the average balances of certificates of deposits and NOW accounts and decreases in the savings account and money market account categories. The average cost of all deposit accounts increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Interest expense on borrowings decreased $158 thousand to $53 thousand for the three months ended June 30, 2007 from $211 thousand for the three months ended June 30, 2006. This decrease was primarily due to an $8.2 million decrease in the average balance of borrowings to $8.3 million for the three months ended June 30, 2007 from $16.5 million for the three months ended June 30, 2006.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We recorded a provision for loan losses of $15 thousand for the three months ended June 30, 2007 and a provision for loan losses of $36 thousand for the three months ended June 30, 2006. The provisions recorded reflected net charge-offs of $3 thousand for the three months ended June 30, 2007 and net recoveries of $6 thousand for the three months ended June 30, 2006. The allowance for loan losses as a percentage of total loans was 0.65% and 0.69% at June 30, 2007 and December 31, 2006, respectively. We used the same methodology in calculating the provision for loan losses during each of the three months ended June 30, 2007 and 2006.

Non-interest Income. Non-interest income was $274 thousand for the three months ended June 30, 2007 and $253 thousand for the three months ended June 30, 2006. Fees and service charges on deposit accounts increased by $19 thousand to $234 thousand for the three months ended June 30, 2007 from $215 thousand for the three months ended June 30, 2006. The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees and the implementation of new service charges on deposit accounts. Gains on sales of loans totaled $12 thousand for the three months ended June 30, 2007 compared to $8 thousand for the three months ended June 30, 2006.

Non-interest Expense. Non-interest expense increased $443 thousand, or 23.3%, to $2.3 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006. Compensation and benefits expense increased $251 thousand to $1.3 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. Normal salary increases, the hiring of new personnel to staff our new administrative headquarters, increases in medical benefit costs, increases in payroll taxes and the $92 thousand expense of the stock-based compensation plan, implemented in the fourth quarter of 2006, account for the increase in compensation and benefit expense. Occupancy and equipment expense increased $50 thousand mainly due to increases in heat, light and utilities, real estate tax expense, maintenance expense and depreciation due to the opening of our new administrative headquarters/full-service branch in Vineland, New Jersey. Data processing expense increased $35 thousand due to the growth of loan and deposit accounts. Professional fees increased $4 thousand. This increase was mainly due to an increase in accounting and audit fees. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with complying with the Sarbanes-Oxley Act of 2002. Other miscellaneous non-interest expense increased $74 thousand. This was due to increases in employee training expense, loan processing expenses, postage expense, correspondent bank expense and advertising and promotion expense associated with the grand opening of our new administrative and branch office in Vineland, New Jersey.

Income Tax Expense (Benefit). We recorded a benefit for income taxes of $193 thousand for the three months ended June 30, 2007, compared to an expense of $65 thousand for the three months ended June 30, 2006. The income tax benefit is primarily attributable to the formation of the Delaware operating subsidiary in September 2006 which has resulted in the Bank being in a net operating loss position for state tax purposes. A tax benefit of approximately $327 thousand has been recorded for this loss.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

General. Net income decreased $39 thousand, or 5.4%, to $685 thousand for the six months ended June 30, 2007 from $724 thousand for the six months ended June 30, 2006. The principal reason for the decrease was a $100 thousand increase in net interest income after provision for loan losses, a $73 thousand increase in non-interest income and a reduction in income tax expense of $426 thousand offset by a $638 thousand increase in non-interest expense.

Interest Income. Interest income increased $2.2 million, or 25.6%, to $10.8 million for the six months ended June 30, 2007 from $8.6 million for the six months ended June 30, 2006. The increase in interest income resulted from a $1.5 million increase in interest income on loans and a $650 thousand increase in interest income on securities.

Interest income on loans increased $1.5 million, or 29.4%, to $6.6 million for the six months ended June 30, 2007 from $5.1 million for the six months ended June 30, 2006. The average balance of loans increased $42.3 million, or 25.2%, to $210.3 million for the six months ended June 30, 2007 from $168.0 million for the six months ended June 30, 2006. In addition, the average yield increased to 6.26% for the six months ended June 30, 2007 from 6.01% for the six months ended June 30, 2006. The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $650 thousand, or 18.1% to $4.4 million for the six months ended June 30, 2007 from $3.6 million for the six months ended June 30, 2006. This increase was due to an increase in the average balance of investment securities to $161.5 million for the six months ended June 30, 2007 from $156.1 million for the six months ended June 30, 2006. Also, the average yield increased to 5.25% for the six months ended June 30, 2007 from 4.60% for the six months ended June 30, 2006.

Interest Expense. Interest expense increased $2.1 million, or 46.7%, to $6.6 million for the six months ended June 30, 2007 from $4.5 million for the six months ended June 30, 2006.

Interest expense on interest-bearing deposits increased by $2.3 million, or 54.8%, to $6.5 million for the six months ended June 30, 2007 from $4.2 million for the six months ended June 30, 2006. The increase in interest expense on interest-bearing deposits was due to a $61.7 million, or 22.1%, increase in the average balance of interest-bearing deposits to $340.6 million for the six months ended June 30, 2007 from $278.9 million for the six months ended June 30, 2006. In addition, the average rate paid on interest-bearing deposits increased 82 basis points to 3.81% for the six months ended June 30, 2007 from 2.99% for the six months ended June 30, 2006. We experienced increases in the average balances of certificates of deposits, NOW accounts and the money market accounts and a decrease in the savings account category. The average cost of all deposit accounts increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Interest expense on borrowings decreased $225 thousand to $128 thousand for the six months ended June 30, 2007 from $353 thousand for the six months ended June 30, 2006. This decrease was primarily due to a $5.8 million decrease in the average balance of borrowings to $8.6 million for the six months ended June 30, 2007 from $14.4 million for the six months ended June 30, 2006.

Provision for Loan Losses. We recorded a provision for loan losses of $84 thousand for the six months ended June 30, 2007 and a provision for loan losses of $99 thousand for the six months ended June 30, 2006. The provisions recorded reflected net charge-offs of $1 thousand for the six months ended June 30, 2007 and net recoveries of $23 thousand for the six months ended June 30, 2006. The allowance for loan losses as a percentage of total loans was 0.65% and 0.69% at June 30, 2007 and December 31, 2006, respectively. We used the same methodology in calculating the provision for loan losses during each of the six months ended June 30, 2007 and 2006.

Non-interest Income. Non-interest income was $562 thousand for the six months ended June 30, 2007 and $489 thousand for the six months ended June 30, 2006. Fees and service charges on deposit accounts increased by $68 thousand to $478 thousand for the six months ended June 30, 2007 from $410 thousand for the six months ended June 30, 2006. The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees and the implementation of new service charges on deposit accounts. Gains on sales of loans totaled $23 thousand for the six months ended June 30, 2007 compared to $23 thousand for the six months ended June 30, 2006.

Non-interest Expense. Non-interest expense increased $638 thousand, or 17.2%, to $4.3 million for the six months ended June 30, 2007 from $3.7 million for the six months ended June 30, 2006. Compensation and benefits expense increased $364 thousand to $2.5 million for the six months ended June 30, 2007 from $2.1 million for the six months ended June 30, 2006. Normal salary increases, the hiring of new personnel to staff our new administrative headquarters, increases in medical benefit costs, increases in payroll taxes, increases in pension expense and the $185 thousand expense of the stock-based compensation plan, implemented in the fourth quarter of 2006, account for the increase in compensation and benefit expense. Occupancy and equipment expense increased $64 thousand mainly due to increases in heat, light and utilities, real estate tax expense, repair and maintenance expense and depreciation due to the opening of our new administrative headquarters/full-service branch in Vineland, New Jersey. Data processing expense increased $58 thousand due to the growth of loan and deposit accounts. Professional fees decreased $2 thousand. The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated complying with the Sarbanes-Oxley Act of 2002. Other miscellaneous non-interest expense increased $117 thousand. This was due to increases in employee training expense, loan processing expenses, postage expense, correspondent bank expense and advertising and promotion expense associated with the grand opening of our new administrative and branch office in Vineland, New Jersey.

Income Tax Expense (Benefit). We recorded a benefit for income taxes of $291 thousand for the six months ended June 30, 2007, compared to an expense of $135 thousand for the six months ended June 30, 2006. The income tax benefit is primarily attributable to the formation of the Delaware operating subsidiary in September 2006 which has resulted in the Bank being in a net operating loss position for state tax purposes. A tax benefit of approximately $327 thousand has been recorded for this loss.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $14.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $155.1 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $75.2 million from the Federal Home Loan Bank of New York. On that date, we had $20.5 million in advances outstanding.

At June 30, 2007, loan commitments outstanding totaled $13.0 million and commitments to purchase securities totaled $4.5 million. In addition to commitments to originate loans, we had $21.7 million in unadvanced funds to borrowers. Retail certificates of deposit due within one year of June 30, 2007 totaled $129.7 million. Total certificates of deposit within one year of June 30, 2007 represent 34.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2007, we originated $47.9 million of loans and purchased $29.9 million of securities. For the six months ended June 30, 2006, we originated $46.6 million of loans, purchased $4.7 million of securities and invested $700 thousand in interest-bearing time deposits.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $36.2 million and $20.1 million for the six months ended June 30, 2007 and 2006, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, increased $12.2 million, net for the six months ended June 30, 2007 and increased $2.2 million, net for the six months ended June 30, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In the second quarter of 2007, we completed construction and celebrated the grand opening of our new administrative headquarters/full-service office in Vineland, New Jersey. We have recorded fixed assets of $5.9 million as of June 30, 2007, including $1.1 million in land costs. In July 2007, we made payments that totaled $66 thousand for additional purchases and change orders.

We have spent $283 thousand for the acquisition and development of land in Buena Township, New Jersey, $1.0 million for the acquisition and development of land in Harrison Township, New Jersey and $142 thousand for the acquisition of land in Millville, New Jersey as possible branch locations. However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

On May 17, 2007, the Company held its second Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of the Company’s Board of Directors. Stockholders of record as of March 30, 2007, were eligible to vote on these proposals. The following is a summary of each proposal and the result of the vote.

1.	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors for a three-year term:

	For	Withheld

Edward J. Geletka	3,691,083	1,900
Richard S. Allen	3,689,583	3,400
James Quinn	3,691,083	1,900

2.	To ratify the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes

3,997,440	1,800	2,293	431,538

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL BANKSHARES, INC.
Registrant

Date: August 14, 2007	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)