Form 10QSB
period 2007-09-30
Colonial Bankshares Inc
filed 2007-11-13
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-51385

COLONIAL BANKSHARES, INC.
(Exact name of small business issuer as specified in its charter)

United States of America	90-0183739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

2745 S. Delsea Drive, Vineland, New Jersey  08360
(Address of principal executive offices)

(856) 205-0058
 (Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  November 13, 2007

Par value $0.10 per share Common Stock - 4,450,796 shares outstanding

Transitional Small Business Disclosure Format (check one),    ☐     Yes   ☒     No

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
At September 30, 2007 and December 31, 2006 (unaudited)

	September 30, 2007	December 31, 2006

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$11,150	$13,257
Interest-bearing time deposits in banks	725	717
Investment securities available for sale	160,881	136,925
Investment securities held to maturity (fair value at September 30, 2007 - $16,334; at December 31, 2006 - $19,500)	15,681	18,722
Loans receivable, net of allowance for loan losses of $1,456 at September 30, 2007 and $1,373 at December 31, 2006	231,049	198,519
Loans available for sale	152	-
Federal Home Loan Bank stock, at cost	1,227	775
Office properties and equipment, net	10,392	7,337
Bank-owned life insurance	2,554	2,485
Accrued interest receivable	2,211	1,781
Other assets	2,854	3,079

Total Assets	$438,876	$383,597

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$18,639	$18,055
Interest-bearing	363,893	319,199
Total deposits	382,532	337,254
Federal Home Loan Bank short-term borrowings	10,025	1,450
Federal Home Loan Bank long-term borrowings	6,640	6,874
Advances from borrowers for taxes and insurance	761	793
Accrued interest payable and other liabilities	1,226	563

Total Liabilities	401,184	346,934

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,433,071 shares in 2007 and 2006	452	452
Additional paid-in capital	19,796	19,519
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,432)	(1,432)
Treasury stock, at cost, 88,625 shares	(1,189)	(1,189)
Retained earnings	20,864	19,863
Accumulated other comprehensive loss	(799)	(550)

Total Stockholders’ Equity	37,692	36,663

Total Liabilities and Stockholders’ Equity	$438,876	$383,597

See notes to consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,643	$2,940	$10,227	$7,991
Mortgage-backed securities	857	630	2,362	1,862
Securities:
Taxable	1,136	878	3,157	2,560
Tax-exempt	362	338	1,080	1,018
Total Interest Income	5,998	4,786	16,826	13,431

Interest Expense
Deposits	3,590	2,448	10,081	6,616
Borrowings	283	245	411	598

Total Interest Expense	3,873	2,693	10,492	7,214
Net Interest Income	2,125	2,093	6,334	6,217

Provision for Loan Losses	-	21	84	120
Net Interest Income after Provision for Loan Losses	2,125	2,072	6,250	6,097

Non-Interest Income
Fees and service charges	257	223	735	633
Gain on sale of loans	14	8	37	31
Net gain (loss) on calls of securities	-	3	(2)	3
Earnings on life insurance	23	22	69	66
Other	6	13	23	25
Total Non-Interest Income	300	269	862	758

Non-Interest Expenses
Compensation and benefits	1,280	1,078	3,766	3,200
Occupancy and equipment	360	223	877	676
Data processing	175	159	535	461
Office supplies	42	29	133	83
Professional fees	92	88	259	257
Other	311	296	983	851

Total Non-Interest Expenses	2,260	1,873	6,553	5,528
Income before Income Tax Expense (Benefit)	165	468	559	1,327

Income Tax Expense (Benefit)	(151)	49	(442)	184
Net Income	$316	$419	$1,001	$1,143
Per Share Data (See Note 3):
Earnings per share – basic	$0.07	$0.10	$0.23	$0.26
Earnings per share – diluted	$0.07	$0.10	$0.23	$0.26
Weighted average number of shares outstanding – basic	4,289,879	4,366,901	4,289,879	4,366,901
Weighted average number of shares outstanding - diluted	4,303,461	4,366,901	4,316,913	4,366,901

See notes to consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2007	$452	$19,519	$(1,432)	$19,863	$(1,189)	$(550)	$36,663
Comprehensive income:

Net income	-	-	-	1,001	-	-	1,001
Net change in unrealized loss on securities available for sale, net of tax benefit of $133 and reclassification adjustment	-	-	-	-	-	(249)	(249)

Total comprehensive income	-	-	-	-	-	-	752

Amortization of restricted stock awards	-	166	-	-	-	-	166

Amortization of stock options	-	111	-	-	-	-	111

Balance, September 30, 2007	$452	$19,796	$(1,432)	$20,864	$(1,189)	$(799)	$37,692

Balance, January 1, 2006	$452	$19,414	$(1,548)	$18,252	$-	$(709)	$35,861
Comprehensive income:

Net income	-	-	-	1,143	-	-	1,143
Net change in unrealized loss on securities available for sale, net of tax expense of $13	-	-	-	-	-	20	20

Total comprehensive income	-	-	-	-	-	-	1,163

Balance, September 30, 2006	$452	$19,414	$(1,548)	$19,395	$-	$(689)	$37,024

See notes to consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:	(In thousands)
Net income	$1,001	$1,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	84	120
Depreciation expense	379	295
Stock-based compensation expense	277	-
Deferred income taxes	(368)	(259)
Net earnings on bank-owned life insurance	(69)	(66)
Loans originated for sale	(2,164)	(2,158)
Proceeds from sale of loans	2,049	2,189
Gain on sale of loans	(37)	(31)
Net amortization of loan fees	(55)	(3)
Net loss (gain) on calls of investment securities	2	(3)
Amortization (accretion) of premium and discount on investment securities, net	(423)	(174)
Increase in accrued interest receivable	(430)	(268)
Decrease (increase) in other assets	726	(29)
Increase in accrued interest payable and other liabilities	663	337

Net cash provided by operating activities	1,635	1,093
Cash Flows from Investing Activities:
Proceeds from calls and maturities of:
Investment securities available for sale	2,335	2,541
Investment securities held to maturity	3,162	1,300
Purchase of:
Investment securities available for sale	(18,662)	(4,056)
Investment securities held to maturity	-	(5,545)
Mortgage-backed securities available for sale	(19,220)	(6,231)
Mortgage-backed securities held to maturity	(719)	(1,860)
Office properties and equipment	(3,434)	(1,927)
Principal repayments from:
Investment securities	1,777	2,356
Mortgage-backed securities	10,451	11,860
Net increase in Federal Home Loan Bank stock	(452)	(437)
Purchase of interest-bearing time deposits in banks	(208)	(700)
Maturity of interest-bearing time deposits in banks	200	-
Net increase in loans receivable	(32,559)	(36,366)

Net cash used for investing activities	(57,329)	(39,065)
Cash Flows from Financing Activities:
Net increase in deposits	45,278	32,139
Proceeds from Federal Home Loan Bank short-term borrowings	8,575	1,145
Proceeds from Federal Home Loan Bank long-term borrowings	-	7,000
Repayment of Federal Home Loan Bank long-term borrowings	(234)	(50)
(Decrease) increase in advances from borrowers for taxes and insurance	(32)	252

Net cash provided by financing activities	53,587	40,486

Increase (decrease) in cash and cash equivalents	(2,107)	2,514
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,257	10,669

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,150	$13,183

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$9,999	$7,025
Income taxes	$3	$462

See notes to consolidated financial statements.

COLONIAL BANKSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Bankshares, Inc. (the “Company”) was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB (the “Bank”).  Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding common stock of the Bank.  The Bank is a federally chartered capital stock savings bank.  Colonial Bankshares, MHC, a federally chartered mutual holding company, is the parent of the Company and owns approximately 54% of the Company’s outstanding common stock.  In September 2006, after receiving regulatory approval, the Bank established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”), whose purpose is to invest in and manage securities.  The Operating Subsidiary was funded by the Bank with cash and investment securities with an approximate value of $134.0 million in exchange for all the outstanding common stock of the Operating Subsidiary.

The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company on January 1, 2008.  The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

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

On September 7, 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.”  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 had no effect on the Company’s consolidated financial statements.

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

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for purposes of these calculations, the net income for the nine months ended September 30, 2007 is $1.0 million and the net income for the nine months ended September 30, 2006 is $1.1 million.  For the three months ended September 30, 2007, net income is $316 thousand and for the three months ended September 30, 2006, net income is $419 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$316,000	$419,000	$1,001,000	$1,143,000

Weighted average common shares issued	4,521,696	4,521,696	4,521,696	4,521,696

Average unearned ESOP shares	(143,192)	(154,795)	(143,192)	(154,795)

Average treasury stock shares	(88,625)	-	(88,625)	-

Weighted average common shares outstanding – basic	4,289,879	4,366,901	4,289,879	4,366,901
Effect of dilutive non –vested shares and stock options outstanding	13,582	-	27,034	-
Weighted average common shares outstanding – diluted	4,303,461	4,366,901	4,316,913	4,366,901

Basic earnings per share	$0.07	$0.10	$0.23	$0.26

Diluted earnings per share	$0.07	$0.10	$0.23	$0.26

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Nonemployee directors may only receive NQOs under this plan, while employees may receive ISOs or NQOs.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the grant date.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At September 30, 2007, there are 25,095 options available for grants under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted stock awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded will vest 20% annually beginning October 19, 2007.  For the nine and three months ended September 30, 2007, $166 thousand and $55 thousand, respectively, in compensation expense was recognized on restricted stock awards with a related tax benefit of $56 thousand and $19 thousand, respectively.  As of September 30, 2007, there was $893 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.00 years.  For the three and nine months ended September 30, 2006, there was no stock-based compensation expense recognized as the Company did not have any stock-based incentive plans at that time.

Activity in issued but unvested stock awards during the nine months ended September 30, 2007, was as follows:

Award Shares	Award Shares	Weighted Average Grant Date Fair Value
Unvested awards, beginning of period	88,625	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Unvested awards, end of period	88,625	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded will vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	196,468	$12.47	9.00 years
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47	9.00 years	$210
Exercisable at end of period	-	$12.47	9.00 years	$-

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.

Stock-based compensation expense related to stock options for the nine and three months ended September 30, 2007 was $111 thousand and $37 thousand, respectively, with a related tax benefit of $13 thousand and $4 thousand, respectively.  As of September 30, 2007, there was approximately $602 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized on a graded vesting method over a period of 4.00 years.  For the three and nine months ended September 30, 2006, there was no compensation expense recognized as the Company did not have any stock-based incentive plans at that time.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $118 thousand and $105 for the nine months ended September 30, 2007 and 2006, respectively, and $35 thousand and $37 thousand, respectively, for the three months ended September 30, 2007 and 2006.

The following table presents the components of the ESOP shares:

	September 30, 2007	September 30, 2006
Shares released for allocation	23,206	11,603
Unreleased shares	143,192	154,795
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive gain (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Other comprehensive gain (loss):
Unrealized holding gains (losses) on available for sale securities	$1,519	$1,998	$(384)	$36
Reclassification adjustment for net losses (gains) realized in net income	-	(3)	2	(3)
Net unrealized gains (losses)	1,519	1,995	(382)	33
Income tax expense (benefit)	521	797	(133)	13
Net of tax amount	$998	$1,198	$(249)	$20

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.  The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $1.4 million of standby letters of credit outstanding as of September 30, 2007.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

During the three months ended September 30, 2007, the Bank sold loans in the amount of $569 thousand that contained limited recourse provisions.  The Bank is required to repurchase the loan if the first or second payment that is due is 30 or more days late.  During the three and nine months ended September 30, 2007, the Bank did not repurchase any previously sold loans.  No liability for credit loss has been recorded on these loans sold with these limited recourse provisions.

7.	Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At September 30, 2007		At December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities available-for-sale:
Mortgage-backed	$63,213	$62,855	$53,646	$53,229
U. S. Government agency	43,454	43,127	29,534	29,128
Corporate	8,451	7,858	8,956	8,660
Mutual funds	14,486	14,188	13,942	13,716
Municipal	24,548	24,839	23,927	24,259
SBA pools	7,948	8,014	7,759	7,933
Total securities available-for-sale	$162,100	$160,881	$137,764	$136,925

Securities held-to-maturity:
Mortgage-backed	$3,947	$3,998	$3,972	$4,064
U. S. Government agency	1,418	1,438	1,412	1,369
Corporate	1,186	1,280	1,698	1,828
Municipal	9,130	9,618	11,640	12,239
Total securities held-to-maturity	$15,681	$16,334	$18,722	$19,500

8.	Loans

The components of loans at September 30, 2007 and December 31, 2006 are as follows:

	At September 30, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$113,728	48.9%	$102,328	51.1%
Home equity loans and lines of credit	40,545	17.4	38,074	19.0
Multi-family	1,783	0.8	2,492	1.2
Commercial	54,787	23.5	39,186	19.6
Construction	7,727	3.3	8,371	4.2
Commercial	11,448	4.9	7,337	3.7
Consumer and other	2,755	1.2	2,427	1.2
Total loans receivable	$232,773	100.0%	$200,215	100.0%
Deferred loan fees	(268)		(323)
Allowance for loan losses	(1,456)		(1,373)
Total loans receivable, net	$231,049		$198,519

Nonaccrual loans amounted to approximately $1.4 million and $233 thousand at September 30, 2007 and December 31, 2006, respectively.

9.	Deposits

Deposit accounts, by type, at September 30, 2007 and December 31, 2006 are summarized as follows:

	At September 30, 2007			At December 31, 2006
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in Thousands)
Deposit type:
Non-interest bearing demand	$18,639	4.87%	-%	$18,055	5.35%	-%
Savings	56,734	14.83	2.11	57,260	16.98	1.72
NOW accounts	43,581	11.39	2.17	36,740	10.89	1.89
Super NOW accounts	14,579	3.81	1.72	14,200	4.21	1.71
Money market accounts	18,570	4.86	3.72	20,553	6.10	3.54
Total transaction accounts	152,103	39.76	2.03	146,808	43.53	1.81

Certificates of deposit	230,429	60.24	4.95	190,446	56.47	4.74

Total deposits	$382,532	100.00%	3.79%	$337,254	100.00%	3.46%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances with the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2007 and December 31, 2006:

Description	Maturity Date	Interest Rate	September 30, 2007	December 31, 2006
			(Dollars in Thousands)
Fixed rate amortizing	06/30/2021	5.57%	6,640	6,874
Short-term borrowing	01/02/2007	5.39%	-	1,450
Short-term borrowing	10/01/2007	5.24%	3,025	-
Short-term borrowing	10/22/2007	4.96%	3,000	-
Short-term borrowing	03/24/2008	4.79%	4,000	-
			$16,665	$8,324

At September 30, 2007, the Bank had a borrowing capacity of $96.0 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral.  At September 30, 2007, the Bank had $16.7 million in outstanding borrowings from the FHLB of New York.

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

           Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable credit losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

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

           The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  At December 31, 2006, the allowance did not include an unallocated component.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $55.3 million, or 14.4%, to $438.9 million at September 30, 2007, from $383.6 million at December 31, 2006.  The increase was the result of increases in investment securities available for sale, net loans receivable and office properties and equipment offset by decreases in cash and amounts due from banks and investment securities held to maturity.

Net loans receivable increased by $32.5 million, or 16.4%, to $231.0 million at September 30, 2007 from $198.5 million at December 31, 2006.  One- to four-family residential real estate loans increased $11.4 million, or 11.1%, to $113.7 million at September 30, 2007 from $102.3 million at December 31, 2006.  Commercial real estate loans increased $15.6 million, or 39.8%, to $54.8 million at September 30, 2007 from $39.2 million at December 31, 2006.

Securities available for sale increased $24.0 million, or 17.5%, to $160.9 million at September 30, 2007 from $136.9 million at December 31, 2006.  The increase was the result of purchases in the amount of $37.9 million, offset by $11.5 million in principal repayments, $2.3 million in calls and maturities in the available for sale portfolio and a decrease in the fair value of the available for sale portfolio of $380 thousand.  Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment.  In addition, securities held to maturity decreased by $3.0 million, to $15.7 million at September 30, 2007 from $18.7 million at December 31, 2006.  This decrease was the result of purchases of $719 thousand offset by principal repayments of $757 thousand and calls and maturities of $3.2 million.

Office properties and equipment increased $3.1 million to $10.4 million at September 30, 2007 from $7.3 million at December 31, 2006.  This increase was the result of investment in our branch network as we completed construction of our new administrative headquarters/full-service branch in Vineland, New Jersey.

Deposits increased $45.2 million, or 13.4%, to $382.5 million at September 30, 2007 from $337.3 million at December 31, 2006.  The largest increase was in certificates of deposit, which increased $40.0 million, or 21.0%, to $230.4 million at September 30, 2007 from $190.4 million at December 31, 2006.  Non-interest bearing demand accounts increased $584 thousand, or 3.2%.  Money-market deposit accounts decreased by $2.0 million.  NOW accounts increased by $6.8 million, or 18.6%.  Super-NOW accounts increased by $379 thousand and savings accounts decreased by $526 thousand.

Federal Home Loan Bank borrowings increased $8.4 million to $16.7 million at September 30, 2007 from $8.3 million at December 31, 2006.  We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the maturities and pay downs of securities, discussed above, did not provide sufficient cash to fund loan originations and the purchase of investment securities and fixed assets.

Total stockholders’ equity increased $1.0 million to $37.7 million at September 30, 2007 from $36.7 million at December 31, 2006.  This increase was mainly attributable to net income of $1.0 million and a $277 thousand increase in additional paid-in-capital related to stock-based compensation, offset by an increase in the unrealized losses on investment securities available for sale in the amount of $249 thousand.  Because of interest rate volatility, unrealized losses on investment securities available for sale could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

General.  Net income decreased $103 thousand, or 24.6%, to $316 thousand for the three months ended September 30, 2007 from $419 thousand for the three months ended September 30, 2006.  The breakdown of the decrease was a $387 thousand increase in non-interest expense, offset by a $53 thousand increase in net interest income after provision for loan losses, a $31 thousand increase in non-interest income and a reduction in income tax expense of $200 thousand.

Interest Income.  Interest income increased $1.2 million, or 25.0%, to $6.0 million for the three months ended September 30, 2007 from $4.8 million for the three months ended September 30, 2006.  The increase in interest income resulted from a $703 thousand increase in interest income on loans and a $509 thousand increase in interest income on securities.

Interest income on loans increased $703 thousand, or 23.9%, to $3.6 million for the three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006.  The average balance of loans increased $38.8 million, or 20.6%, to $227.3 million for the three months ended September 30, 2007 from $188.5 million for the three months ended September 30, 2006.  In addition, the average yield increased to 6.41% for the three months ended September 30, 2007 from 6.24% for the three months ended September 30, 2006.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $509 thousand, or 27.6% to $2.4 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006.  This increase was due to an increase in the average balance of investment securities to $179.2 million for the three months ended September 30, 2007 from $155.1 million for the three months ended September 30, 2006.  Also, the average yield increased to 5.26% for the three months ended September 30, 2007 from 4.76% for the three months ended September 30, 2006.

Interest Expense. Interest expense increased $1.2 million, or 44.4%, to $3.9 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006.

Interest expense on interest-bearing deposits increased by $1.1 million, or 44.0%, to $3.6 million for the three months ended September 30, 2007 from $2.5 million for the three months ended September 30, 2006.  The increase in interest expense on interest-bearing deposits was due to a $67.9 million, or 23.3%, increase in the average balance of interest-bearing deposits to $359.7 million for the three months ended September 30, 2007 from $291.8 million for the three months ended September 30, 2006.  In addition, the average rate paid on interest-bearing deposits increased 63 basis points to 3.99% for the three months ended September 30, 2007 from 3.36% for the three months ended September 30, 2006.  We experienced increases in the average balances of certificates of deposit and NOW accounts and decreases in the savings account and money market account categories.  The average cost of all deposit accounts increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Interest expense on borrowings increased $38 thousand to $283 thousand for the three months ended September 30, 2007 from $245 thousand for the three months ended September 30, 2006.  This increase was primarily due to a $1.1 million increase in the average balance of borrowings to $20.8 million for the three months ended September 30, 2007 from $19.7 million for the three months ended September 30, 2006.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  We did not record a provision for loan losses for the three months ended September 30, 2007 and we recorded a provision for loan losses of $21 thousand for the three months ended September 30, 2006.  The allowance for loan losses as a percentage of total loans was 0.63% and 0.69% at September 30, 2007 and December 31, 2006, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended September 30, 2007 and 2006.

Non-interest Income.  Non-interest income was $300 thousand for the three months ended September 30, 2007 and $269 thousand for the three months ended September 30, 2006.  Fees and service charges on deposit accounts increased by $34 thousand to $257 thousand for the three months ended September 30, 2007 from $223 thousand for the three months ended September 30, 2006.  The increase in fees and service charges are attributable to increased overdraft fees and ATM fees resulting from increased transaction volume, the implementation of new service charges on deposit accounts and the collection of a mortgage prepayment fee.  Gains on sales of loans totaled $14 thousand for the three months ended September 30, 2007 compared to $8 thousand for the three months ended September 30, 2006.

Non-interest Expense.  Non-interest expense increased $387 thousand, or 20.7%, to $2.3 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006.  Compensation and benefits expense increased $202 thousand to $1.3 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006.  Normal salary increases, the hiring of new personnel to staff our new administrative headquarters, increases in medical benefit costs, increases in payroll taxes and the $92 thousand expense related to the stock-based compensation plan, implemented in the fourth quarter of 2006, accounted for the increase in compensation and benefits expense.  Occupancy and equipment expense increased $137 thousand mainly due to increases in heat light and utilities, real estate tax expense, maintenance expense and depreciation due to the opening of our new administrative headquarters/full-service branch in Vineland, New Jersey.  Data processing expense increased $16 thousand due to the growth of loan and deposit accounts.  Professional fees increased $4 thousand.  This increase was mainly due to an increase in accounting and audit fees offset by a reduction in legal fees.  The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated with complying with the Sarbanes-Oxley Act of 2002.  Other miscellaneous non-interest expense increased $15 thousand.  This was due to increases in general administrative expense which includes postage expense, correspondent bank fee expense and advertising and promotion expense associated with the grand opening of our new administrative and branch office in Vineland, New Jersey offset by a reduction in loan processing expense.

Income Tax Expense (Benefit). We recorded a benefit for income taxes of $151 thousand for the three months ended September 30, 2007, compared to an expense of $49 thousand for the three months ended September 30, 2006.  The income tax benefit is primarily attributable to the formation of the Delaware operating subsidiary in September 2006 which has resulted in the Bank being in a net operating loss position for state tax purposes.  During the three months ended September 30, 2007, the Bank incurred a net operating loss of approximately $2.0 million for state tax purposes but has not recorded a deferred tax benefit for this quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

General.  Net income decreased $142 thousand, or 12.9%, to $1.0 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended September 30, 2006.  The components of the decrease was a $1.0 million increase in non-interest expense offset by a $153 thousand increase in net interest income after provision for loan losses, a $104 thousand increase in non-interest income and a reduction in income tax expense of $626 thousand.

Interest Income.  Interest income increased $3.4 million, or 25.4%, to $16.8 million for the nine months ended September 30, 2007 from $13.4 million for the nine months ended September 30, 2006.  The increase in interest income resulted from a $2.2 million increase in interest income on loans and a $1.2 million increase in interest income on securities.

Interest income on loans increased $2.2 million, or 27.5%, to $10.2 million for the nine months ended September 30, 2007 from $8.0 million for the nine months ended September 30, 2006.  The average balance of loans increased $41.2 million, or 23.6%, to $216.1 million for the nine months ended September 30, 2007 from $174.9 million for the nine months ended September 30, 2006.  In addition, the average yield increased to 6.31% for the nine months ended September 30, 2007 from 6.09% for the nine months ended September 30, 2006.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $1.2 million, or 22.2% to $6.6 million for the nine months ended September 30, 2007 from $5.4 million for the nine months ended September 30, 2006.  This increase was due to an increase in the average balance of investment securities to $167.5 million for the nine months ended September 30, 2007 from $155.8 million for the nine months ended September 30, 2006.  Also, the average yield increased to 5.25% for the nine months ended September 30, 2007 from 4.66% for the nine months ended September 30, 2006.

Interest Expense. Interest expense increased $3.3 million, or 45.8%, to $10.5 million for the nine months ended September 30, 2007 from $7.2 million for the nine months ended September 30, 2006.

Interest expense on interest-bearing deposits increased by $3.5 million, or 53.0%, to $10.1 million for the nine months ended September 30, 2007 from $6.6 million for the nine months ended September 30, 2006.  The increase in interest expense on interest-bearing deposits was due to a $63.8 million, or 22.5%, increase in the average balance of interest-bearing deposits to $347.1 million for the nine months ended September 30, 2007 from $283.3 million for the nine months ended September 30, 2006.  In addition, the average rate paid on interest-bearing deposits increased 76 basis points to 3.87% for the nine months ended September 30, 2007 from 3.11% for the nine months ended September 30, 2006.  We experienced increases in the average balances of certificates of deposit, NOW accounts and money market accounts and a decrease in the savings account category.  The average cost of all deposit accounts increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Interest expense on borrowings decreased $187 thousand to $411 thousand for the nine months ended September 30, 2007 from $598 thousand for the nine months ended September 30, 2006.  This decrease was primarily due to a $3.5 million decrease in the average balance of borrowings to $12.7 million for the nine months ended September 30, 2007 from $16.2 million for the nine months ended September 30, 2006.

Provision for Loan Losses.  We recorded a provision for loan losses of $84 thousand for the nine months ended September 30, 2007 and a provision for loan losses of $120 thousand for the nine months ended September 30, 2006.  The provisions recorded reflected net charge-offs of $1 thousand for the nine months ended September 30, 2007 and net recoveries of $29 thousand for the nine months ended September 30, 2006.  The allowance for loan losses as a percentage of total loans was 0.63% and 0.69% at September 30, 2007 and December 31, 2006, respectively.  We used the same methodology in calculating the provision for loan losses during each of the nine months ended September 30, 2007 and 2006.

Non-interest Income.  Non-interest income was $862 thousand for the nine months ended September 30, 2007 and $758 thousand for the nine months ended September 30, 2006.  Fees and service charges on deposit accounts increased by $102 thousand to $735 thousand for the nine months ended September 30, 2007 from $633 thousand for the nine months ended September 30, 2006.  The increase in fees and service charges was attributable to increased overdraft fees and ATM fees resulting from increased transaction volume, the implementation of new service charges on deposit accounts and the collection of a mortgage prepayment fee.  Gains on sales of loans totaled $37 thousand for the nine months ended September 30, 2007 compared to $31 thousand for the nine months ended September 30, 2006.

Non-interest Expense.  Non-interest expense increased $1.0 million, or 18.2%, to $6.5 million for the nine months ended September 30, 2007 from $5.5 million for the nine months ended September 30, 2006.  Compensation and benefits expense increased $566 thousand to $3.8 million for the nine months ended September 30, 2007 from $3.2 million for the nine months ended September 30, 2006.  Normal salary increases, the hiring of new personnel to staff our new administrative headquarters, increases in medical benefit costs, increases in payroll taxes, increases in pension expense and the $277 thousand expense related to the stock-based compensation plan, implemented in the fourth quarter of 2006, accounted for the increase in compensation and benefits expense.  Occupancy and equipment expense increased $201 thousand mainly due to increases in heat, light and utilities, real estate tax expense, repair and maintenance expense and depreciation due to the opening of our new administrative headquarters/full-service branch in Vineland, New Jersey.  Data processing expense increased $74 thousand due to the growth of loan and deposit accounts.  Professional fees increased $2 thousand.  The Company expects professional fees to increase in the future due to increased accounting, audit and legal expenses associated complying with the Sarbanes-Oxley Act of 2002.  Office supplies increased $50 thousand to $133 thousand for the nine months ended September 30, 2007 from $83 thousand for the nine months ended September 30, 2006.  Other miscellaneous non-interest expense increased $132 thousand.  This was due to increases in employee training expense, postage expense, correspondent bank fee expense and advertising and promotion expense associated with the opening of our new administrative and branch office in Vineland, New Jersey.

Income Tax Expense (Benefit). We recorded a benefit for income taxes of $442 thousand for the nine months ended September 30, 2007, compared to an expense of $184 thousand for the nine months ended September 30, 2006.  The income tax benefit is primarily attributable to the formation of the Delaware operating subsidiary in September 2006 which has resulted in the Bank being in a net operating loss position for state tax purposes.  During the nine months ended September 30, 2007, the Bank incurred a net operating loss of approximately $5.7 million for state tax purposes and recorded a deferred tax benefit of $327 thousand though no tax benefit was recorded for losses incurred this quarter.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $11.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $160.9 million at September 30, 2007.  In addition, at September 30, 2007, we had the ability to borrow a total of approximately $96.0 million from the Federal Home Loan Bank of New York.  On that date, we had $16.7 million in advances outstanding.

At September 30, 2007, loan commitments outstanding totaled $8.2 million.  In addition to commitments to originate loans, we had $22.1 million in unadvanced funds to borrowers.  Retail certificates of deposit due within one year of September 30, 2007 totaled $139.4 million.  Total certificates of deposit within one year of September 30, 2007 represent 36.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.  At September 30, 2007, we had commitments to sell investment securities in the amount of $575 thousand.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2007, we originated $70.5 million of loans and purchased $38.6 million of securities. For the nine months ended September 30, 2006, we originated $69.5 million of loans, purchased $17.7 million of securities and invested $700 thousand in interest-bearing time deposits.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $45.2 million and $32.1 million for the nine months ended September 30, 2007 and 2006, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, increased $8.3 million, net for the nine months ended September 30, 2007 and increased $8.1 million, net for the nine months ended September 30, 2006.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In the second quarter of 2007, we completed construction and celebrated the grand opening of our new administrative headquarters/full-service office in Vineland, New Jersey.  We have recorded fixed assets of $6.5 million as of September 30, 2007, including $1.1 million in land costs.

We have spent $283 thousand for the acquisition and development of land in Buena Township, New Jersey, $1.0 million for the acquisition and development of land in Harrison Township, New Jersey and $146 thousand for the acquisition and development of land in Millville, New Jersey as possible branch locations.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2007, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company or the Bank is periodically involved in various claims and lawsuits in the ordinary course of business.  Management of the Company believes that such proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon SeniorSecurities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL BANKSHARES, INC.
Registrant

Date: November 13, 2007	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)