Form 10KSB
period 2007-12-31
Colonial Bankshares Inc
filed 2008-03-31
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                      to ______________________

Commission File Number: 000-51385

                 Colonial Bankshares, Inc.
(Name of Small Business Issuer in its Charter)

Federal	90-0183739
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2745 S. Delsea Drive, Vineland, New Jersey	08360
(Address of Principal Executive Office)	(Zip Code)

                           (856) 205-0058
(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	The NASDAQ Stock Market, LLC

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  YES  ☒  NO

The Registrant’s revenues for the fiscal year ended December 31, 2007 were $24.2 million.

As of March 24, 2008 there were 4,450,796 shares outstanding of the Registrant’s Common Stock, including 2,441,716 shares owned by Colonial Bankshares, MHC.  The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 24, 2008 was $17.7 million.

Transitional Small Business Disclosure Format:                                                                                        Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

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

Colonial Bankshares, MHC

Colonial Bankshares, MHC is the federally chartered mutual holding company parent of Colonial Bankshares, Inc.  Colonial Bankshares, MHC has not engaged in any significant business activity other than owning a majority of the outstanding shares of common stock of Colonial Bankshares, Inc.  So long as Colonial Bankshares, MHC exists, it will own a majority of the outstanding shares of common stock of Colonial Bankshares, Inc.  The executive offices of Colonial Bankshares, MHC are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058.  Colonial Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Colonial Bankshares, Inc.

Colonial Bankshares, Inc. is the mid-tier stock holding company of Colonial Bank, FSB.  Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding shares of common stock of Colonial Bank, FSB.  Colonial Bankshares, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Colonial Bank, FSB.  At December 31, 2007, Colonial Bankshares, Inc. had consolidated assets of $457.9 million, total deposits of $371.4 million and equity of $39.0 million.  Colonial Bankshares, Inc.’s net income for the year ended December 31, 2007 was $1.2 million.  The executive offices of Colonial Bankshares, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Bankshares, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Vineland, New Jersey.  Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 2745 S. Delsea Drive in Vineland, New Jersey, its six branch offices located in Cumberland and Gloucester Counties, New Jersey and through its Delaware operating subsidiary, CB Delaware Investments, Inc., which was formed in September 2006.  The telephone number at its main office is (856) 205-0058.

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

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in Vineland, New Jersey and six branch offices in Cumberland and Gloucester Counties, New Jersey and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, construction loans, commercial business loans, consumer loans, and investment securities.  Our revenues are derived principally from interest on loans and securities.  We also generate revenues from fees and service charges and other income.  Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Market Area

We primarily serve communities located in Cumberland and Gloucester Counties, New Jersey.  Our primary market for loans and deposits is concentrated in these counties.

There are many manufacturing and service industry companies in Cumberland County, while Gloucester County is a community for people who work in the greater Philadelphia, Pennsylvania area.  As of December 2007, unemployment rates in Cumberland and Gloucester Counties were 6.3% and 4.1%, respectively, compared to 4.5% for the State of New Jersey and the national average of 5.0%.  The population of Cumberland and Gloucester Counties increased at annual growth rates of approximately 0.9% and 1.7%, respectively, between 2000 and July 2006, compared to an annual growth rate of 1.0% for the United States as a whole during the same period.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2007 (the latest date for which information is available), our market share of deposits represented 16.96% of deposits in Cumberland County, making us the second largest financial institution out of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2007, our market share of deposits represented 0.91% of deposits in Gloucester County, making us the 17th largest financial institution out of 23 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

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

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2007, our gross loan portfolio totaled $242.7 million compared to $200.2 million at December 31, 2006.

As of December 31, 2007, $114.7 million, or 47.3% of our total loan portfolio, consisted of one- to four-family residential mortgage loans, $55.6 million, or 22.9% of our total loan portfolio, consisted of commercial real estate loans, $40.3 million, or 16.6% of our total loan portfolio, consisted of home equity loans and lines of credit, $12.6 million, or 5.2% of our total loan portfolio, consisted of commercial loans, $5.6 million, or 2.3% of our total portfolio, consisted of multi-family mortgage loans, $10.1 million, or 4.2% of our total loan portfolio, consisted of construction loans, and $3.8 million, or 1.5% of our total loan portfolio, consisted of consumer loans.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $114.7 million, or 47.3% of our total loan portfolio at December 31, 2007.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed terms of one, three or five years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2007 was $417,000 for single-family homes.  Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to five years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At December 31, 2007, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $11.5 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2007, the outstanding balances of home equity loans totaled $36.4 million, or 15.0% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $3.9 million, or 1.6% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We underwrite home equity loans and lines of credit with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing mortgage loan.  We appraise the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, manufacturing and retail facilities and shopping centers and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100 thousand and $2.0 million.  Loans secured by commercial real estate totaled $55.6 million, or 22.9% of our total loan portfolio, at December 31, 2007, and consisted of 240 loans outstanding with an average loan balance of approximately $232 thousand, although we have originated loans with balances substantially greater than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans are generally written as mortgages with balloon maturities of five years.  Amortization of these loans is typically based on 10- to 20-year payout schedules.  We also originate some 10 and 15-year, fixed-rate, fully amortizing loans.  We establish margins for commercial real estate loans based upon our cost of funds, but we also consider rates offered by our competitors in our market area.

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

Commercial Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2007, we had 159 commercial loans outstanding with an aggregate balance of $12.6 million, or 5.2% of the total loan portfolio.  These totals include 26 unsecured commercial loans with an aggregate outstanding balance of $457 thousand.  As of December 31, 2007, the average commercial loan balance (secured and unsecured loans) was approximately $79 thousand, although we have originated loans with balances substantially greater than this average.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. We also evaluate the applicant’s credit and business history and ability to manage the loan and its business.  We usually obtain personal guarantees of the principals.  In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan.  We supplement our analysis of the applicant’s creditworthiness with credit agency reports of the applicant’s credit history.  We may also check with other banks and conduct trade investigations.  Collateral supporting a secured transaction also is analyzed to determine its marketability.  Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.  Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships and competition.

Construction Loans.  We originate construction loans to individuals and builders in our market area.  These loans totaled $10.1 million, or 4.2% of our total loan portfolio at December 31, 2007.  These loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% of actual construction costs and, as required by applicable regulations, an 80% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$114,745	47.3%	$102,328	51.1%	$77,738	48.8%	$56,478	44.4%	$34,641	39.5%
Home equity loans and lines of credit	40,264	16.6	38,074	19.0	33,067	20.8	31,883	25.1	28,452	32.4
Multi-family	5,609	2.3	2,492	1.2	1,676	1.1	1,825	1.4	167	0.2
Commercial	55,606	22.9	39,186	19.6	31,392	19.7	25,786	20.3	13,396	15.3
Construction	10,137	4.2	8,371	4.2	6,267	3.9	2,265	1.8	1,934	2.2
Commercial	12,600	5.2	7,337	3.7	6,880	4.3	6,055	4.8	6,627	7.6
Consumer and other	3,752	1.5	2,427	1.2	2,258	1.4	2,824	2.2	2,499	2.8

Total loans receivable	242,713	100.0%	200,215	100.0%	159,278	100.0%	127,116	100.0%	87,716	100.0%
Deferred loan fees	(281)		(323)		(336)		(326)		(208)
Allowance for loan losses	(1,392)		(1,373)		(1,168)		(990)		(667)

Total loans receivable, net	$241,040		$198,519		$157,774		$125,800		$86,841

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$705	7.24%	$6,304	6.54%	$1,155	8.02%	$16,291	7.04%
2009	316	5.87%	3,066	5.21%	-	-%	3,418	5.60%
2010	180	6.63%	3,876	5.72%	3,368	7.60%	5,176	6.47%
2011 to 2012	754	5.98%	5,739	6.44%	299	7.74%	15,488	7.38%
2013 to 2017	4,674	5.72%	5,975	6.53%	303	6.89%	7,826	6.32%
2018 to 2022	17,017	5.16%	14,624	6.58%	-	-%	4,507	6.85%
2022 and beyond	91,099	5.90%	680	5.86%	484	5.61%	2,900	6.93%

Total	$114,745	5.79%	$40,264	6.35%	$5,609	7.48%	$55,606	6.87%

	Construction		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$10,137	7.02%	$2,790	6.97%	$1,387	8.95%	$38,769	7.05%
2009	-	-%	975	6.47%	245	10.00%	8,020	5.70%
2010	-	-%	1,906	6.48%	699	10.55%	15,205	6.72%
2011 to 2012	-	-%	4,729	6.68%	1,157	7.23%	28,166	7.03%
2013 to 2017	-	-%	2,200	6.57%	264	7.76%	21,242	6.30%
2018 to 2022	-	-%	-	-%	-	-%	36,148	5.95%
2022 and beyond	-	-%	-	-%	-	-%	95,163	5.93%

Total	$10,137	7.02%	$12,600	6.68%	$3,752	8.70%	$242,713	6.31%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$102,570	$11,470	$114,040
Home equity loans and lines of credit	33,960	-	33,960
Multi-family	3,784	670	4,454
Commercial	39,315	-	39,315
Commercial	9,810	-	9,810
Consumer and other	2,365	-	2,365

Total loans	$191,804	$12,140	$203,944

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

During 2007, we sold approximately $2.9 million in loans.  We have not purchased any loans in recent periods.  We are an approved loan seller and seller/servicer for IndyMAC Bank and Fannie Mae, respectively.  We may sell conforming loans in the future, and we may retain the servicing rights for the conforming loans we sell, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary.  We would retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

Loan Approval Authority and Underwriting.  Our Board of Directors grants lending authority to our Management Loan Committee and individual executive officers and loan officers.  Our lending activities are subject to written policies established by the Board.  These policies are reviewed periodically.

The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Management Loan Committee may approve real estate loans in amounts up to $300 thousand, and other loans in amounts up to $100 thousand.

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

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $281 thousand and $323 thousand at December 31, 2007 and 2006, respectively.

Loans to One Borrower.  At December 31, 2007, our five largest aggregate amounts loaned to any one borrower and related interests totaled $5.0 million, $4.9 million, $4.9 million, $4.6 million and $3.9 million.  These loans are all secured loans and are performing according to their terms.  Under federal banking regulations, at December 31, 2007 our maximum loan-to-one borrower limit was $5.9 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

Collection Procedures.  We send a computer-generated late notice on the tenth day after the payment due date on a loan, which requests the payment due plus any late charge that is assessed.  When a loan is more than 15 days delinquent, we contact the borrower by telephone to determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments.  If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued.  If payment is not received within 60 days of the due date, we generally accelerate loans and demand payment in full.  Failure to pay within 90 days of the original due date may result in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are generally charged-off after 120 days.  For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

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

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$82	4	$682	5	$764
Home equity loans and lines of credit	4	78	1	10	5	88
Multi-family	-	-	-	-	-	-
Commercial	-	-	1	252	1	252
Construction	-	-	-	-	-	-
Commercial	2	197	3	118	5	315
Consumer and other	7	18	2	22	9	40
Total	14	$375	11	$1,084	25	$1,459

At December 31, 2006
Real estate loans:
One- to four-family residential	1	$52	2	$167	3	$219
Home equity loans and lines of credit	5	253	2	22	7	275
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	1	44	1	44
Commercial	-	-	-	-	-	-
Consumer and other	7	115	-	-	7	115
Total	13	$420	5	$233	18	$653

At December 31, 2005
Real estate loans:
One- to four-family residential	1	$41	2	$37	3	$78
Home equity loans and lines of credit	4	147	1	39	5	186
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer and other	11	209	1	4	12	213
Total	16	$397	4	$80	20	$477

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2004
Real estate loans:
One- to four-family residential	2	$25	1	$22	3	$47
Home equity loans and lines of credit	5	129	2	60	7	189
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer and other	9	32	2	25	11	57
Total	16	$186	5	$107	21	$293

At December 31, 2003
Real estate loans:
One- to four-family residential	3	$944	2	$95	5	$1,039
Home equity loans and lines of credit	2	63	-	-	2	63
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer and other	-	-	2	17	2	17
Total	5	$1,007	4	$112	9	$1,119

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$764	$167	$37	$-	$95
Home equity loans and lines of credit	10	22	39	-	-
Multi-family	-	-	-	-	-
Commercial	252	-	-	-	-
Construction	-	44	-	-	-
Commercial	118	-	-	-	-
Consumer and other	22	-	4	-	-
Total	1,166	233	80	-	95

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-	-	22	-
Home equity loans and lines of credit	-	-	-	60	-
Multi-family	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	25	17
Total loans 90 days or more past due	-	-	-	107	17

Total non-performing loans	1,166	233	80	107	112

Foreclosed real estate	-	-	-	-	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	$1,166	$233	$80	$107	$112

Ratios:
Total non-performing loans to total loans	0.48%	0.12%	0.05%	0.08%	0.12%
Total non-performing loans to total assets	0.25%	0.06%	0.02%	0.03%	0.04%
Total non-performing assets to total assets	0.25%	0.06%	0.02%	0.03%	0.04%

The amount of the allowance for loan losses allocated to the $1.2 million of non-performing loans at December 31, 2007, noted above, was $3 thousand.  We have calculated this amount by applying our allowance for loan losses methodology to each of the respective loan categories.  This amount represents general allowances.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2007, we had $792 thousand of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements.  When we classify problem assets as loss, we charge-off such amounts.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2007, classified assets consisted of special mention assets of $792 thousand, substandard assets of $1.2 million and no loans classified as doubtful or loss assets.  The classified assets total includes $1.2 million of nonperforming loans.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$1,373	$1,168	$990	$667	$421

Charge-offs:
Real estate loans:
One- to four-family residential	—	—	—	(4)	(2)
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	(62)	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	(6)	(10)	(31)	(38)	(47)
Total charge-offs	(68)	(10)	(31)	(42)	(49)

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	15	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	3	21	5	11	12
Total recoveries	3	36	5	11	12

Net recoveries (charge-offs)	(65)	26	(26)	(31)	(37)
Provision for loan losses	84	179	204	354	283

Balance at end of year	$1,392	$1,373	$1,168	$990	$667

Ratios:
Net recoveries (charge-offs) to average loans outstanding	(0.03)%	0.01%	(0.03)%	(0.05)%	(0.05)
Allowance for loan losses to non-performing loans at end of year	119.38%	589.27%	1,460.00%	925.23%	595.54%
Allowance for loan losses to total loans at end of year	0.57%	0.69%	0.73%	0.77%	0.76%

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

	At December 31,
	2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$115	8.3%	47.3%	$265	19.3%	51.1%	$205	17.5%	48.8
Home equity loans and lines of credit	40	2.9	16.6	95	6.9	19.0	83	7.1	20.8
Multi-family	70	5.0	2.3	—	—	1.2	—	—	1.1
Commercial	825	59.3	22.9	695	50.6	19.6	640	54.8	19.7
Construction	71	5.1	4.2	—	—	4.2	—	—	3.9
Commercial	158	11.3	5.2	220	16.0	3.7	155	13.3	4.3
Consumer and other	113	8.1	1.5	98	7.2	1.2	85	7.3	1.4

Total allowance for loan losses	$1,392	100.0%	100.0%	$1,373	100.0%	100.0%	$1,168	100.0%	100.0%

	At December 31,
	2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$146	14.8%	44.4%	$159	23.8%	39.5%
Home equity loans and lines of credit	80	8.1	25.1	127	19.0	32.4
Multi-family	—	—	1.4	—	—	0.2
Commercial	518	52.3	20.3	321	48.1	15.3
Construction	—	—	1.8	—	—	2.2
Commercial	156	15.8	4.8	—	—	7.6
Consumer and other	90	9.0	2.2	60	9.1	2.8

Total allowance for loan losses	$990	100.0%	100.0%	$667	100.0%	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of New York. Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration.  As of December 31, 2007, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), and we held no preferred securities issued by either Fannie Mae or Freddie Mac.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Mortgage-Backed Securities.  We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2007, our mortgage-backed securities portfolio had a fair value of $83.3 million, consisting of pass-through securities.

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

Corporate Debt Securities and Municipal Bonds.  At December 31, 2007, we held $14.6 million in corporate debt securities, at fair value, $12.3 million of which were classified as available for sale and $2.3 million of which were classified as held to maturity.  At December 31, 2007, we held $15.9 million in bonds issued by states and political subdivisions, $10.4 million of which were classified as held to maturity at amortized cost and $5.5 million of which were classified as available for sale at fair value.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In addition, our investment policy imposes an investment limitation of $1.5 million per municipal issue.

Equity Securities.  At December 31, 2007, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2007 was $2.5 million based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds.  We selected these mutual funds because the underlying securities bear similar risk characteristics to investments that we purchase directly.  These mutual funds provide us with increased liquidity since we can redeem our shares within several days and also provide us with a higher yield than other short-term earning assets such as federal funds.  At December 31, 2007, the Company made a determination to write down this mutual fund for “other than temporary impairment”.  The Company took an impairment charge of $284 thousand (pre-tax) based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.  The Company does not believe this impairment is related to credit quality but rather to the widening of spreads in the bond market for mortgage related securities.

U.S. Government Agency Securities.  At December 31, 2007, we held U.S. Government agency securities available for sale with a fair value of $44.3 million and U.S. Government agency securities held to maturity of $1.4 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed	$79,085	$79,454	$53,646	$53,229	$53,771	$53,030
U.S. Government agency	44,052	44,275	29,534	29,128	29,509	29,051
Corporate	12,880	12,267	8,956	8,660	9,341	9,263
Mutual funds (1)	14,385	14,385	13,942	13,716	13,314	13,116
Municipal	5,402	5,504	23,927	24,259	23,902	24,061
SBA pools	7,614	7,664	7,759	7,933	10,597	10,735
Total securities available-for-sale	$163,418	$163,549	$137,764	$136,925	$140,434	$139,256

Securities held-to-maturity:
Mortgage-backed	$3,766	$3,863	$3,972	$4,064	$3,499	$3,592
U.S. Government agency	1,420	1,442	1,412	1,369	1,000	998
Corporate	2,173	2,317	1,698	1,828	2,964	3,130
Municipal	9,854	10,354	11,640	12,239	10,011	10,511
Total securities held-to-maturity	$17,213	$17,976	$18,722	$19,500	$17,474	$18,231

(1)  The cost and fair value for 2007 reflect an impairment charge of approximately $284 thousand before income tax benefit.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2007 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available-for-sale:
Mortgage-backed	$-	-%	$3,576	4.73%	$1,550	5.30%	$73,959	5.06%	$79,085	$79,454	5.05%
U.S. Government agency	2,787	4.43	11,990	4.90	18,640	5.26	10,635	6.25	44,052	44,275	5.35
Corporate	2,494	4.90	6,116	5.30	2,788	3.95	1,482	4.66	12,880	12,267	4.86
Mutual funds	14,385	5.02	-	-	-	-	-	-	14,385	14,385	5.02
Municipal	85	7.88	579	7.51	2,464	6.82	2,274	7.09	5,402	5,504	7.02
SBA pools	-	-	2,563	8.11	3,111	8.27	1,940	4.88	7,614	7,664	7.35
Total securities available-for-sale	$19,751	4.94%	$24,824	5.36%	$28,553	5.60%	$90,290	5.24%	$163,418	$163,549	5.36%

Securities held-to-maturity:
Mortgage-backed	$17	6.15%	$36	6.80%	$1,462	6.20%	$2,251	5.98%	$3,766	$3,863	6.08%
U.S. Government agency	-	-	-	-	495	5.25	925	6.00	1,420	1,442	5.74
Corporate	987	5.35	-	-	991	7.13	195	6.44	2,173	2,317	6.26
Municipal	1,180	5.74	2,422	6.77	900	8.72	5,352	8.56	9,854	10,354	7.80
Total securities held-to-maturity	$2,184	5.57%	$2,458	6.77%	$3,848	6.91%	$8,723	7.57%	$17,213	$17,976	7.06%

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

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2007, we had $28.0 million in brokered certificates of deposits.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2007			2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$15,141	4.08%	—%	$18,055	5.35%	—%	$13,638	4.79%	—%
Savings	55,716	15.00	2.18	57,260	16.98	1.72	61,635	21.65	1.50
NOW accounts	45,255	12.19	2.12	36,740	10.89	1.89	33,844	11.89	1.43
Super NOW accounts	16,520	4.45	1.77	14,200	4.21	1.71	17,492	6.14	1.00
Money market demand	20,670	5.56	3.72	20,553	6.10	3.54	18,778	6.59	2.39
Total transaction accounts	153,302	41.28	2.11	146,808	43.53	1.81	145,387	51.06	1.39

Certificates of deposit	218,080	58.72	4.86	190,446	56.47	4.74	139,338	48.94	3.96

Total deposits	$371,382	100.00%	3.72%	$337,254	100.00%	3.46%	$284,725	100.00%	2.65%

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $119.7 million.  The following table sets forth the maturity of those certificates as of December 31, 2007.

At December 31, 2007
(In thousands)

Three months or less	$27,508
Over three months through six months	11,472
Over six months through one year	41,739
Over one year to three years	28,209
Over three years	10,790

Total	$119,718

At December 31, 2007, $150.4 million of our certificates of deposit had maturities of one year or less.  We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the years indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$319,199	$271,087	$249,820
Net deposits (withdrawals) before interest credited	23,410	38,655	14,839
Interest credited	13,632	9,457	6,428
Ending balance	$356,241	$319,199	$271,087

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of year	$45,939	$8,324	$15,415
Average balance during year	$17,605	$15,504	$5,912
Maximum outstanding at any month end	$45,939	$23,975	$15,740
Weighted average interest rate at end of year	4.33%	5.54%	4.17%
Average interest rate during year	4.54%	4.84%	3.30%

At December 31, 2007, the maturities of the borrowings are as follows:  $15.4 million due in January 2008, $4.0 million due in March 2008, $4.0 million due in November 2008, $4.0 million due in October 2009, $4.0 million due in November 2009, $4.0 million due in December 2009, $4.0 million due in October 2010 and $6.6 million is an monthly amortizing loan with a final maturity  due in June 2021.

At December 31, 2007, we had the ability to borrow approximately $112.9 million under our credit facilities with the Federal Home Loan Bank of New York of which $45.9 million was outstanding.

Employees

As of December 31, 2007, we had 79 full-time employees and 13 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

FEDERAL AND STATE TAXATION

Tax Allocation

Colonial Bank, FSB, Colonial Bankshares, Inc. and CB Delaware Investments, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

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

At December 31, 2007, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, pre-1988 base year reserves remain subject to recapture should Colonial Bank, FSB make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a financial institution charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2007, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

New Jersey State Taxation. Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB file New Jersey Corporation Business tax returns for banking and financial corporations.  Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).  With the formation of CB Delaware Investments, Inc. and the transfer of investment securities to it, the taxable state income of Colonial Bank, FSB has been substantially reduced.  With the reduction, the Bank is in a net operating loss position for state tax purposes and may utilize state net operating loss carryforwards to reduce future state income taxes though there is no guarantee that these carryforwards will be realized.

Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB are not currently under audit with respect to their New Jersey income tax returns and their state tax returns have not been audited for the past five years.

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

At December 31, 2007, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2007, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2007, Colonial Bank, FSB held 83.42% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

At December 31, 2007, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

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

Federal legislation, adopted in 2006, required among other things, an increase in the amount of federal deposit insurance coverage per separately insured depositor (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.40% of estimated insured deposits.  The new legislation required the FDIC to issue regulations implementing the law and changes required by the law will not be effective until final regulations have been issued.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the BIF and the SAIF into a single insurance fund called the Deposit Insurance Fund.  As a result of the merger, the BIF and SAIF were abolished.  The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the FICO assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one.  The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits.  At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  Currently, the capital stock requirement is comprised of: 1) Membership Stock, which equals 0.20% of Colonial Bank, FSB’s mortgage-related assets as of December 31, 2007 and 2) Activity-Based Stock, which equals 4.5% of outstanding borrowings from the Federal Home Loan Bank.  As of December 31, 2007, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2007, Colonial Bank, FSB was in compliance with these reserve requirements.

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

The USA PATRIOT Act

The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution.  Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process.  We have established policies, procedures and systems designed to comply with these regulations.

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

ITEM 2.                      Description of Property

The following table provides certain information with respect to our seven banking offices as of December 31, 2007:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$5,849

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$346

1107 North High Street Millville, New Jersey 08332	Owned	$291

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$492

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$390

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$325

271 Lambs Road Sewell, New Jersey 08080	Owned	$309

In addition to the above properties, the Company has purchased land in the Borough of Buena in Atlantic County, New Jersey as a possible branch location.  The land was purchased for $269 thousand and approximately $17 thousand has been spent on site work.  The Company has purchased land in Millville, Cumberland County, New Jersey as a possible branch location.  In January 2007, the Company purchased land in Harrison Township, New Jersey as a possible branch location.  The cost of the land was $984 thousand and approximately $69 thousand has been spent on site work.  As we are in the early stages of planning, we cannot determine completion dates or estimated costs to complete.

In February 2008, the Company signed an agreement to purchase property in Vineland, New Jersey.  The settlement is expected to occur in the second quarter of 2008 and the purchase price is $325 thousand.

The net book value of our premises, land and equipment was approximately $10.3 million at December 31, 2007.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.                     Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

(a)               Reference is made to the “Market for Common Stock” section of Colonial Bankshares’ 2007 Annual Report to Stockholders, which is incorporated herein by reference.

(b)              Not applicable.

(c)	Purchases of Equity Securities

   The Company had no repurchases of its common stock during the fourth quarter of 2007.

ITEM 6.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Colonial Bankshares’ 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.     Financial Statements

The consolidated financial statements included in Colonial Bankshares’ 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.             Controls and Procedures

Not applicable.

 ITEM 8A(T).        Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

ITEM 8B.          Other Information

None.

PART III

ITEM 9.             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Colonial Bankshares has adopted a Code of Ethics that applies to Colonial Bankshares’ principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB for the year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on March 30, 2006.  A copy of the Code will be furnished without charge upon written request to the Secretary, Colonial Bankshares, Inc., 2745 S. Delsea Drive, Vineland, NJ 08360.

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

ITEM 12.          Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 13.           Exhibits

3.1	Charter of Colonial Bankshares, Inc. (1)
3.2	Bylaws of Colonial Bankshares, Inc. (1)
4	Form of Common Stock Certificate of Colonial Bankshares, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (2)
10.3	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) (3)
10.4	Form of Colonial Bankshares, Inc. 2006 stock-Based Incentive Plan Stock Option Agreement (Employees) (3)
10.5	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) (3)
10.6	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) (3)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka (4)
10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III (5)
10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan (6)
13	Portions of Annual Report to Stockholders
14	Code of Ethics (7)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________
(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Colonial Bankshares (File no. 333-123583), originally filed with the Securities and Exchange Commission on March 25, 2005.
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

ITEM 14.                   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL BANKSHARES, INC.

Date: March 31, 2008	By: /s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive	March 31, 2008
Edward J. Geletka	Officer and Director (Principal
Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and	March 31, 2008
L. Joseph Stella, III	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Frank M. Hankins	Chairman of the Board	March 31, 2008
Frank M. Hankins

/s/ Albert A. Fralinger	Vice Chairman of the Board	March 31, 2008
Albert A. Fralinger

/s/ Richard S. Allen	Director	March 31, 2008
Richard S. Allen

/s/ Gregory J. Facemyer	Director	March 31, 2008
Gregory J. Facemyer

/s/ John Fitzpatrick	Director	March 31, 2008
John Fitzpatrick

/s/ James Quinn	Director	March 31, 2008
James Quinn