Form 10-Q
period 2008-03-31
Colonial Bankshares Inc
filed 2008-05-15
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-51385

COLONIAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

United States of America	90-0183739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2745 S. Delsea Drive
Vineland, New Jersey	08360
(Address of principal executive offices)	(Zip code)

(856) 205-0058
 (Registrant’s telephone number including area code)

N/A
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)    ☒    Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
As of May 12, 2008, 4,450,796 shares of common stock, par value $0.10 per share

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements

Colonial Bankshares, Inc.

Consolidated Statements of Financial Condition
At March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
	(Dollars In thousands, except per share data)
Assets
Cash and amounts due from banks	$18,106	$15,978
Interest-bearing time deposits in banks	-	208
Investment securities available for sale	168,104	163,549
Investment securities held to maturity (fair value at March 31, 2008 - $17,410; at December 31, 2007 - $17,796)	16,870	17,213
Loans receivable, net of allowance for loan losses of $1,390 at March 31, 2008 and $1,392 at December 31, 2007	259,693	241,040
Federal Home Loan Bank stock, at cost	2,163	2,545
Office properties and equipment, net	10,203	10,273
Bank-owned life insurance	2,602	2,578
Accrued interest receivable	2,242	2,185
Other assets	2,085	2,291

Total Assets	$482,068	$457,860

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$18,538	$15,141
Interest-bearing	384,329	356,241
Total deposits	402,867	371,382
Federal Home Loan Bank short-term borrowings	14,970	23,380
Federal Home Loan Bank long-term borrowings	22,478	22,559
Advances from borrowers for taxes and insurance	673	581
Accrued interest payable and other liabilities	907	930

Total Liabilities	441,895	418,832

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,450,796 shares in 2008 and 2007	452	452
Additional paid-in capital	20,014	19,922
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,316)	(1,316)
Treasury stock, at cost, 88,625 shares	(1,189)	(1,189)
Retained earnings	21,398	21,094
Accumulated other comprehensive gain	814	65

Total Stockholders’ Equity	40,173	39,028

Total Liabilities and Stockholders’ Equity	$482,068	$457,860

See notes to consolidated financial statements.

Colonial Bankshares, Inc.

Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,925	$3,178
Mortgage-backed securities	1,089	740
Securities:
Taxable	1.297	952
Tax-exempt	159	358
Total Interest Income	6.470	5,228

Interest Expense
Deposits	3,574	3,084
Borrowings	364	75

Total Interest Expense	3,938	3,159
Net Interest Income	2,532	2,069

Provision for Loan Losses	-	69
Net Interest Income after Provision for Loan Losses	2,532	2,000

Non-Interest Income
Fees and service charges	258	244
Gain on sale of loans	7	11
Net (loss) on calls and sales of securities	(22)	-
Impairment charge on investment security	(150)	-
Earnings on life insurance	24	23
Other	5	10
Total Non-Interest Income	122	288

Non-Interest Expenses
Compensation and benefits	1,340	1,167
Occupancy and equipment	315	247
Data processing	182	174
Office supplies	35	33
Professional fees	93	75
Other	316	278

Total Non-Interest Expenses	2,281	1,974
Income before Income Taxes	373	314

Income Tax EXPENSE (BENEFIT)	69	(98)
Net Income	$304	$412

Per Share Data (See Note 3):
Earnings per share – basic	$0.07	$0.10
Earnings per share – diluted	$0.07	$0.09

See notes to consolidated financial statements.

Colonial Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007 (unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive income:

Net income	-	-	-	304	-	-	304
Net change in unrealized gain on securities available for sale, net of tax expense of $384	-	-	-	-	-	749	749

Total Comprehensive Income	-	-	-	-	-	-	1,053
Stock-based compensation expense (restricted stock awards)	-	55	-	-	-	-	55
Stock-based compensation expense (stock options)	-	37	-	-	-	-	37

Balance, March 31, 2008	$452	$20,014	$(1,316)	$21,398	$(1,189)	$814	$40,173

Balance, January 1, 2007	$452	$19,519	$(1,432)	$19,863	$(1,189)	$(550)	$36,663
Comprehensive income:

Net income	-	-	-	412	-	-	412
Net change in unrealized loss on securities available for sale, net of tax expense of $32	-	-	-	-	-	66	66

Total Comprehensive Income	-	-	-	-	-	-	478
Stock-based compensation expense (restricted stock awards)	-	55	-	-	-	-	55
Stock-based compensation expense (stock options)	-	37	-	-	-	-	37

Balance, March 31, 2007	$452	$19,611	$(1,432)	$20,275	$(1,189)	$(484)	$37,233

See notes to consolidated financial statements.

Colonial Bankshares, Inc.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash Flows from Operating Activities:	(In thousands)
Net income	$304	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	69
Depreciation expense	143	98
Stock-based compensation expense	92	92
Impairment charge on investment security	150	-
Deferred income taxes	(27)	(11)
Net earnings on bank-owned life insurance	(24)	(23)
Loans originated for sale	(331)	(796)
Proceeds from sale of loans	338	577
Gain on sale of loans	(7)	(11)
Net amortization of loan fees (costs)	(9)	5
Net loss on sales and calls of securities	22	-
Accretion of premium and discount on investment securities, net	(110)	(129)
Increase in accrued interest receivable	(57)	(87)
(Increase) decrease in other assets	(151)	311
(Decrease) increase in accrued interest payable and other liabilities	(22)	682
Net cash provided by operating activities	311	1,189
Cash Flows from Investing Activities:
Proceeds from sales
Investment securities available for sale	1,000	-
Proceeds from calls and maturities of:
Investment securities available for sale	14,472	-
Investment securities held to maturity	2,000	180
Purchase of:
Investment securities available for sale	(9,016)	(3,425)
Investment securities held to maturity	(1,802)	-
Mortgage-backed securities available for sale	(13,434)	(4.770)
Mortgage-backed securities held to maturity	-	(719)
Office properties and equipment	(73)	(1.952)
Principal repayments from:
Investment securities	267	601
Mortgage-backed securities	3,372	3,323
Net decrease in Federal Home Loan Bank stock	382	69
Purchase of interest-bearing time deposits in banks	-	(208)
Maturity of interest-bearing time deposits in banks	208	200
Net increase in loans receivable	(18,644)	(11,072)
Net cash used for investing activities	(21,268)	(17,773)
Cash Flows from Financing Activities:
Net increase in deposits	31,485	29,191
Decrease in Federal Home Loan Bank short-term borrowings	(8,410)	(1,450)
Repayment of Federal Home Loan Bank long-term borrowings	(81)	(77)
Increase (decrease) in advances from borrowers for taxes and insurance	91	(148)
Net cash provided by financing activities	23,085	27,516
Increase (decrease) in cash and cash equivalents	2,128	10,932
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,978	13,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,106	$24,189

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$3,934	$2,715
Income taxes	$230	$-

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

The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months ended March 31, 2008 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of other-than-temporary impairment of investment securities and our ability to realize deferred tax assets.

The Bank maintains its executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in investments and single-family residential, commercial and consumer loans.

2.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  FASB Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FASB Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FASB Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Statement of Financial Accounting Standards Board (“SFAS”) No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

SFAS Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of EITF 06-10 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company on January 1, 2008.  The Company does not expect the implementation of SFAS No. 159 will have an impact on our consolidated financial statements.

In September 2006, FASB ratified the consensus reached by the EITF in Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies.  EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods.   EITF 06-4 is effective for fiscal years beginning after December 31, 2007, with earlier application permitted.  The Company is continuing to evaluate the impact of this consensus, which may require it to recognize an additional liability and compensation expense related to its BOLI policies.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2008 is $304 thousand and the net income for the three months ended March 31, 2007 is $412 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended March 31,
	2008	2007
Net Income	$304,000	$412,000

Weighted average common shares issued	4,521,696	4,521,696
Average unearned ESOP shares	(131,589)	(143,192)
Average treasury stock shares	(88,625)	(88,625)
Weighted average common shares outstanding - basic	4,301,482	4,289,879
Effect of dilutive non-vested shares and stock options outstanding	-	108,506
Weighted average common shares outstanding – diluted	4,301,482	4,398,385
Basic earnings per share	$0.07	$0.10
Diluted earnings per share	$0.07	$0.09

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the grant date.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At March 31, 2008, there are 25,095 shares available for option grants under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded will vest 20% annually beginning October 19, 2007.  For the three months ended March 31, 2008, $55 thousand in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $18 thousand.  As of March 31, 2008, there was $783 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.5 years.  At March 31, 2007, there was $1.0 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.5 years.

Activity in issued but unvested award shares during the three months ended March 31, 2008, was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	70,900	$12.47
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	70,900	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded will vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	39,294	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 8.5 years at March 31, 2008 and 9.5 years at March 31, 2007.  The aggregate intrinsic value of options outstanding was $0 and $301 thousand at March 31, 2008 and 2007, respectively.

Stock-based compensation expense related to stock options for the three months ended March 31, 2008 was $37 thousand with a related tax benefit of $13 thousand.  As of March 31, 2008, there was approximately $527 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized on a graded vesting method over a period of 3.5 years.  At March 31, 2007, there was approximately $676 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $30 thousand and $41 thousand for the three months ended March 31, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

	March 31, 2008	March 31, 2007
Shares released for allocation	34,809	23,206
Unreleased shares	131,589	143,192
Total ESOP shares	166,398	166,398

5.            Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Other comprehensive income:
Unrealized holding gains on available for sale securities	$1,111	$98
Reclassification adjustment for net losses realized in net income	22	-
Net unrealized gains	1,133	98
Income tax expense	384	32
Net of tax amount	$749	$66

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.1 million of standby letters of credit outstanding as of March 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit is not material.

7.             Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At March 31, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed	$89,373	$90,599	$79,085	$79,454
U. S. Government agency	37,546	37,952	44,052	44,275
Corporate	12,800	12,234	12,880	12,267
Mutual funds	14,403	14,403	14,385	14,385
Municipal	5,398	5,528	5,402	5,504
SBA pools	7,321	7,388	7,614	7,664
Total securities available-for-sale	$166,841	$168,104	$163,418	$163,549

Securities held-to-maturity:
Mortgage-backed	$3,556	$3,687	$3,766	$3,863
U. S. Government agency	927	964	1,420	1,442
Corporate	2,989	2,920	2,173	2,317
Municipal	9,398	9,839	9,854	10,354
Total securities held-to-maturity	$16,870	$17,410	$17,213	$17,976

Following a decision made in the fourth quarter of 2007, the Company continued the write down of a mutual fund held in its available-for-sale investment portfolio for “other than temporary impairment.”  For the three months ended March 31, 2008, the Company took an impairment charge of $150 thousand (pre-tax) or an after-tax charge of $100 thousand.  The Company’s decision was based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.

The Company expects to and has already begun to reduce its holdings in this mutual fund.  In April and May 2008, the Company has redeemed $10 million of the mutual fund for a realized loss of approximately $72 thousand before taxes, which will be recognized in the quarter ending June 30, 2008.

8.           Loans

The components of loans at March 31, 2008 and December 31, 2007 are as follows:

	At March 31, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$119,111	45.6%	$114,745	47.3%
Home equity loans and lines of credit	41,601	15.9	40,264	16.6
Multi-family	5,666	2.2	5,609	2.3
Commercial	67,081	25.7	55,606	22.9
Construction	10,201	3.9	10,137	4.2
Commercial	14,462	5.5	12,600	5.2
Consumer and other	3,233	1.2	3,752	1.5
Total loans receivable	$261,355	100.0%	$242,713	100.0%
Deferred loan fees	(272)		(281)
Allowance for loan losses	(1,390)		(1,392)
Total loans receivable, net	$259,693		$241,040

Nonaccrual loans amounted to approximately $1.0 million and $1.2 million at March 31, 2008 and December 31, 2007, respectively.

9.             Deposits

Deposit accounts, by type, at March 31, 2008 and December 31, 2007 are summarized as follows:

	At March 31, 2008			At December 31, 2007
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$18,538	4.60%	-%	$15,141	4.08%	-%
Savings	81,661	20.27	2.73	55,716	15.00	2.18
NOW accounts	45,378	11.26	1.20	45,255	12.18	2.12
Super NOW accounts	15,914	3.95	1.75	16,520	4.45	1.77
Money market accounts	23,871	5.93	3.53	20,670	5.57	3.72
Total transaction accounts	185,362	46.01	2.10	153,302	41.28	1.81

Certificates of deposit	217,505	53.99	4.64	218,080	58.72	4.86

Total deposits	$402,867	100.00%	3.47%	$371,382	100.00%	3.72%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at March 31, 2008 and December 31, 2007:

Maturity	Interest Rate	March 31, 2008	December 31, 2007
		(Dollars in thousands)
January 2, 2008	3.61%	$-	$15,000
January 2, 2008	4.11	-	380
March 24, 2008	4.79	-	4,000
April 1, 2008	2.86	970	-
April 7, 2008	2.18	10,000	-
November 20, 2008	4.42	4,000	4,000
October 19, 2009	4.65	4,000	4,000
November 20, 2009	4.23	4,000	4,000
December 03, 2009	3.89	4,000	4,000
October 18, 2010	4.70	4,000	4,000
June 30, 2021	5.57	6,478	6,559
		$37,448	$45,939

At March 31, 2008, the Bank had a borrowing capacity of $118.9 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral.  At March 31, 2008, the Bank had $37.4 million in outstanding borrowings from the FHLB of New York.

11.	Fair Value Measurements

SFAS No. 157 establishes a fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and observable (1.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U. S. government and agency securities, many other sovereign government securities, liquid mortgage products, active listed equities and most money market securities  Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal or provincial obligations and certain physical commodities.  Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other than temporary impairment of investments securities and the valuation of and our ability to realize deferred tax assets.

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

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish the allowance for losses on loans. The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date. Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, additional provisions to the allowance for loan losses may be required that would adversely impact earnings for future periods.

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  At March 31, 2008 and December 31, 2007, the allowance did not include an unallocated component.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $24.2 million, or 5.3%, to $482.1 million at March 31, 2008, from $457.9 million at December 31, 2007.  The increase was the result of increases in all asset categories except Federal Home Loan Bank stock and other assets.

Net loans receivable increased by $18.7 million, or 7.8%, to $259.7 million at March 31, 2008 from $241.0 million at December 31, 2007.  One- to four-family residential real estate loans increased $4.4 million, or 3.8%, to $119.1 million at March 31, 2008 from $114.7 million at December 31, 2007.  Commercial real estate loans increased $11.5 million, or 20.7%, to $67.1 million at March 31, 2008 from $55.6 million at December 31, 2006.

Securities available for sale increased $4.6 million, or 2.8%, to $168.1 million at March 31, 2008 from $163.5 million at December 31, 2007.  The increase was the result of purchases in the amount of $22.5 million and increases in fair value of $1.0 million offset by $3.4 million in principal amortization and $15.5 million in sales, calls and maturities.  Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment except as previously noted in regards to the mutual fund.  In addition, securities held to maturity decreased by $343 thousand, to $16.9 million at March 31, 2008 from $17.2 million at December 31, 2007.  This increase was the result of purchases of $1.8 million offset by principal amortization of $212 thousand and maturities of $2.0 million.

Deposits increased $31.5 million, or 8.5%, to $402.9 million at March 31, 2008 from $371.4 million at December 31, 2007.  The largest increase was in savings accounts, which increased $26.0 million, or 46.7%, to $81.7 million at March 31, 2008 from $55.7 million at December 31, 2007.  Non-interest bearing demand accounts increased $3.4 million, or 22.5%, to $18.5 million at March 31, 2008 from $15.1 million at December 31, 2007.  Money-market deposit accounts increased by $3.2 million, or 15.5%, to $23.9 million at March 31, 2008 from $20.7 million at December 31, 2007.  NOW accounts increased by $123 thousand to $45.4 million at March 31, 2008 from $45.3 million at December 31, 2007.  Super-NOW accounts decreased by $606 thousand to $15.9 million at March 31, 2008 from $16.5 million at December 31, 2007 and certificates of deposit decreased by $575 thousand to $217.5 million at March 31, 2008 from $218.1 million at December 31, 2007.

Federal Home Loan Bank borrowings decreased $8.5 million, or 18.5%, to $37.4 million at March 31, 2008 from $45.9 million at December 31, 2007.  We decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the maturities and pay downs of securities, discussed above, provided sufficient cash to fund loan originations and the purchase of investment securities and fixed assets.

Total stockholders’ equity increased $1.2 million to $40.2 million at March 31, 2008 from $39.0 million at December 31, 2007.  This increase was mainly attributable to net income of $304 thousand.  Accumulated other comprehensive gain increased by $749 thousand as a result of changes in the net unrealized gains on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

General.  Net income decreased $108 thousand to $304 thousand for the three months ended March 31, 2008 from $412 thousand for the three months ended March 31, 2007.  The principal reason for the decrease was a $532 thousand increase in net interest income after provision for loan losses, a $16 thousand decrease in non-interest income, an impairment charge on an investment security of $150 thousand, a $167 thousand increase in income tax expense and a $307 thousand increase in non-interest expense.

Interest Income.  Interest income increased $1.2 million, or 25.0%, to $6.5 million for the three months ended March 31, 2008 from $5.2 million for the three months ended March 31, 2007.  The increase in interest income resulted from a $747 thousand increase in interest income on loans and a $495 thousand increase in interest income on securities.

Interest income on loans increased $747 thousand, or 23.5%, to $3.9 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007.  The average balance of loans increased $44.7 million, or 21.9%, to $248.4 million for the three months ended March 31, 2008 from $203.7 million for the three months ended March 31, 2007.  In addition, the average yield increased to 6.32% for the three months ended March 31, 2008 from 6.24% for the three months ended March 31, 2007.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $495 thousand, or 23.6% to $2.5 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007.  This increase was due to an increase in the average balance of investment securities to $182.1 million for the three months ended March 31, 2008 from $159.2 million for the three months ended March 31, 2007 in addition to an increase in the average yield on the securities portfolio to 5.59% for the three months ended March 31, 2008 from 5.15% for the three months ended March 31, 2007.

Interest Expense. Interest expense increased $779 thousand, or 24.3%, to $3.9 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007.

Interest expense on interest-bearing deposits increased by $490 thousand, or 15.8%, to $3.6 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007.  The increase in interest expense on interest-bearing deposits was due to a $36.2 million, or 11.0%, increase in the average balance of interest-bearing deposits to $365.5 million for the three months ended March 31, 2008 from $329.3 million for the three months ended March 31, 2007.  In addition, the average rate paid on interest-bearing deposits increased 16 basis points to 3.91% for the three months ended March 31, 2008 from 3.75% for the three months ended March 31, 2007.  We experienced increases in the average balances of certificates of deposits, savings accounts and the money market accounts and decreases in the NOW and Super-NOW account categories.

Interest expense on borrowings increased $289 thousand to $364 thousand for the three months ended March 31, 2008 from $75 thousand for the three months ended March 31, 2007.  This increase was primarily due to a $22.9 million increase in the average balance of borrowings to $31.9 million for the three months ended March 31, 2008 from $9.0 million for the three months ended March 31, 2007.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  We did not record a provision for loan losses for the three months ended March 31, 2008 and recorded a provision for loan losses of $69 thousand for the three months ended March 31, 2007.  For the three months ended March 31, 2008, there was a net charge-off of $2 thousand. For the three months ended March 31, 2007, there was a net recovery of $2 thousand.  The allowance for loan losses as a percentage of total loans was 0.53% and 0.57% at March 31, 2008 and December 31, 2007, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended March 31, 2008 and March 31, 2007.

Non-interest Income.  Non-interest income was $122 thousand for the three months ended March 31, 2008 and $288 thousand for the three months ended March 31, 2007.  Fees and service charges on deposit accounts increased by $14 thousand to $258 thousand for the three months ended March 31, 2008 from $244 thousand for the three months ended March 31, 2007.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees and the implementation of new service charges on deposit accounts.  Gains on sales of loans totaled $7 thousand for the three months ended March 31, 2008 compared to $11 thousand for the three months ended March 31, 2007.  There was a net loss on the sale and call of securities of $22 thousand for the three months ended March 31, 2008, compared to no such loss or gain during the same quarter in 2007.  Non-interest income for the three months ended March 31, 2008 was reduced by an other-than-temporary impairment of a mutual fund in our available-for-sale investment security portfolio.  This charge totaled $150 thousand (pre-tax) and resulted from a further decline in the fair value of the underlying mortgage-related securities held by this mutual fund.

Non-interest Expense.  Non-interest expense increased $307 thousand, or 15.4%, to $2.3 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007.  Compensation and benefits expense increased $173 thousand to $1.3 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007.  Normal salary increases, increases in staff, increases in medical benefit costs, and increases in payroll taxes account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $68 thousand mainly due to increases in heat light and utilities, real estate tax expense, depreciation expense and maintenance expense.  Data processing expense increased $8 thousand due to the growth of loan and deposit accounts.  Professional fees increased $18 thousand mainly due to increases in audit fees to comply with the Sarbanes-Oxley Act of 2002.  The Company expects professional fees to increase in the future due to increased accounting, audit, and legal expenses associated in complying with Sarbanes-Oxley.  Other miscellaneous non-interest expense increased $38 thousand.  This was mainly due to increases in FDIC insurance expense, advertising expense, telephone expense, postage expense and correspondent bank expense.

Income Tax Expense (Benefit). We recorded an expense for income taxes of $69 thousand for the three months ended March 31, 2008, compared to a benefit of $98 thousand for the three months ended March 31, 2007, reflecting effective tax rates of 18.5% and (31.2) %, respectively.  Our effective tax rate for the three months ended March 31, 2008 and 2007 was below the combined state and federal statutory rate and was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  During the three months ended March 31, 2008 and 2007, the Bank incurred a net operating loss of approximately $1.3 million and $1.2 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended March 31, 2008 compared to a deferred tax benefit of $152 thousand for the three months ended March 31, 2007.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $18.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $168.1 million at March 31, 2008.  In addition, at March 31, 2008, we had the ability to borrow a total of approximately $118.9 million from the Federal Home Loan Bank of New York.  On that date, we had $37.4 million in advances outstanding.

At March 31, 2008, loan commitments outstanding totaled $13.7 million and commitments to purchase securities totaled $500 thousand. In addition to commitments to originate loans, we had $21.7 million in unadvanced funds to borrowers. Retail certificates of deposit due within one year of March 31, 2008 totaled $148.6 million.  Total certificates of deposit within one year of March 31, 2007 represent 36.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2008, we originated $33.2 million of loans and purchased $24.3 million of securities. For the three months ended March 31, 2007, we originated $24.2 million of loans and purchased $8.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $31.5 million and $29.1 million for the three months ended March 31, 2008 and 2007, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, decreased $8.5 million net for the three months ended March 31, 2008 and decreased $1.5 million, net for the three months ended March 31, 2007.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

We completed construction on our new administrative headquarters/full-service office in Vineland, New Jersey in May 2007. Total construction costs including land was approximately $6.4 million.  We have spent $283 thousand for the acquisition and development of land in Buena Township, New Jersey, $1.1 million for the acquisition and development of land in Harrison Township, New Jersey and $161 thousand for the acquisition and development of land in Millville, New Jersey.  As of March 31, 2008, we have commitments to purchase two other properties: a building in Vineland, New Jersey for $325 thousand and a parcel of land in Millville, New Jersey for $525 thousand as possible branch locations.  We expect to make settlement in April 2008 for both purchases.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2008, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a Smaller Reporting Company.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

Item 1A.	Risk Factors

Not applicable, as the Company is a Smaller Reporting Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL BANKSHARES, INC.
Registrant

Date: May 13, 2008	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2008	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial
Officer)