Form 10-Q/A
period 2008-03-31
Colonial Bankshares Inc
filed 2008-06-12
CIK 1317019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2008

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from                 to
                                        --------------      -----------------

         Commission file number:  0-51385
                                  -------

                            COLONIAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

   United States of America                             90-0183739
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              2745 S. Delsea Drive
              Vineland, New Jersey                                 08360
      (Address of principal executive offices)                   (Zip code)

                                 (856) 205-0058
               (Registrant's telephone number including area code)

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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer [ ]            Accelerated  filer        [ ]
          Non-accelerated  filer  [ ]            Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        [   ]       Yes      [ X ]     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of May 12, 2008,  4,450,796 shares of common stock, par value $0.10 per share

                            COLONIAL BANKSHARES, INC.
                      QUARTERLY PERIOD ENDED MARCH 31, 2008

     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Colonial Bankshares, Inc. (the "Company") for the quarterly period ended March 31, 2008 is being filed to correct the certifications filed as Exhibits 31.1 and 31.2 to the Quarterly Report as initially filed with the U. S. Securities and Exchange Commission on May 15, 2008. Specifically, the Company is filing certification language required with respect to internal control over financial reporting, and otherwise revising the certifications to conform the certifications to the exact language of Item 601(b)(31) of U.S. Securities and Exchange Commission Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Colonial Bankshares, Inc.
                                 (Registrant)





                                 By:       /s/ Edward J. Geletka
                                           -------------------------------------
                                           Edward J. Geletka
                                           President and Chief Executive Officer


                                           Date:  June 12, 2008






                                  By:      /s/ L. Joseph Stella, III
                                           -------------------------------------
                                           L. Joseph Stella, III
                                           Executive Vice President and Chief
                                           Financial Officer


                                           Date:  June 12, 2008