Form 10-Q
period 2008-06-30
Colonial Bankshares Inc
filed 2008-08-14
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, 4,435,296 shares of common stock, par value $0.10 per share

PART I FINANCIAL INFORMATION
Item 1.Financial Statements

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
At June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007

	(Dollars In thousands, except share data)
Assets
Cash and amounts due from banks	$20,358	$15,978
Interest-bearing time deposits in banks	-	208
Investment securities available for sale	165,826	163,549
Investment securities held to maturity (fair value at June 30, 2008 - $18,518; at December 31, 2007 - $17,796)	18,681	17,213
Loans receivable, net of allowance for loan losses of $1,361 at June 30, 2008 and $1,392 at December 31, 2007	275,588	241,040
Real estate owned	155	-
Federal Home Loan Bank stock, at cost	2,794	2,545
Office properties and equipment, net	11,245	10,273
Bank-owned life insurance	2,625	2,578
Accrued interest receivable	2,106	2,185
Other assets	2,917	2,291

Total Assets	$502,295	$457,860

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$18,262	$15,141
Interest-bearing	394,619	356,241
Total deposits	412,881	371,382
Federal Home Loan Bank short-term borrowings	20,675	23,380
Federal Home Loan Bank long-term borrowings	28,396	22,559
Advances from borrowers for taxes and insurance	754	581
Accrued interest payable and other liabilities	782	930

Total Liabilities	463,488	418,832

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,435,296 shares at June 30, 2008 and 4,450,796 shares at December 31, 2007	452	452
Additional paid-in capital	20,107	19,922
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,316)	(1,316)
Treasury stock, at cost, 104,125 shares at June 30, 2008 and 88,625 shares at December 31, 2007	(1,352)	(1,189)
Retained earnings	21,785	21,094
Accumulated other comprehensive gain (loss)	(869)	65

Total Stockholders’ Equity	38,807	39,028

Total Liabilities and Stockholders’ Equity	$502,295	$457,860

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$4,122	$3,406	$8,047	$6,584
Mortgage-backed securities	1,309	765	2,398	1,505
Securities:
Taxable	1,012	1,069	2,309	2,021
Tax-exempt	144	360	303	718
Total Interest Income	6,587	5,600	13,057	10,828

Interest Expense
Deposits	3,514	3,407	7,088	6,491
Borrowings	364	53	728	128

Total Interest Expense	3,878	3,460	7,816	6,619
Net Interest Income	2,709	2,140	5,241	4,209

Provision for Loan Losses	-	15	-	84
Net Interest Income after Provision for Loan Losses	2,709	2,125	5,241	4,125

Non-Interest Income
Fees and service charges	284	234	542	478
Gain on sale of loans	-	12	7	23
Impairment charge on investment securities	(368)	-	(518)	-
Net gain (loss) on sales and calls of investment securities	238	(2)	216	(2)
Earnings on life insurance	24	23	48	46
Other	5	7	10	17
Total Non-Interest Income	183	274	305	562

Non-Interest Expenses
Compensation and benefits	1,343	1,319	2,683	2,486
Occupancy and equipment	327	270	642	517
Data processing	194	186	376	360
Office supplies	41	58	76	91
Professional fees	108	92	201	167
Other	380	394	696	672
Total Non-Interest Expenses	2,393	2,319	4,674	4,293
Income before Income Tax	499	80	872	394

Income Tax expense (Benefit)	112	(193)	181	(291)
Net Income	$387	$273	$691	$685

Per Share Data (See Note 3):
Earnings per share – basic	$0.09	$0.06	$0.16	$0.16
Earnings per share – diluted	$0.09	$0.06	$0.16	$0.16

Weighted average number of shares outstanding – basic	4,296,855	4,289,879	4,299,169	4,289,879
Weighted average number of shares outstanding - diluted	4,385,480	4,418,867	4,387,794	4,414,617

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity

	(Dollars in thousands)

Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive income (loss):
Net income	-	-	-	691	-	-	691
Net change in unrealized gain on securities available for sale, net of tax benefit of $557	-	-	-	-	-	(934)	(934)
Total Comprehensive Loss	-	-	-	-	-	-	(243)

Treasury stock purchased	-	-	-	-	(163)	-	(163)

Stock-based compensation expense (restricted stock awards)	-	111	-	-	-	-	111

Stock-based compensation expense (stock options)	-	74	-	-	-	-	74
Balance, June 30, 2008	$452	$20,107	$(1,316)	$21,785	$(1,352)	$(869)	$38,807

Balance, January 1, 2007	$452	$19,519	$(1,432)	$19,863	$(1,189)	$(550)	$36,663
Comprehensive income (loss):
Net income	-	-	-	685	-	-	685
Net change in unrealized loss on securities available for sale, net of tax benefit of $654	-	-	-	-	-	(1,247)	(1,247)
Total Comprehensive Loss	-	-	-	-	-	-	(562)

Stock-based compensation expense (restricted stock awards)	-	111	-	-	-	-	111

Stock-based compensation expense (stock options)	-	74	-	-	-	-	74
Balance, June 30, 2007	$452	$19,704	$(1,432)	$20,548	$(1,189)	$(1,797)	$36,286

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$691	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	84
Depreciation expense	285	213
Stock-based compensation expense	185	185
Impairment charge on investment security	518	-
Deferred income taxes	92	(373)
Net earnings on bank-owned life insurance	(47)	(46)
Loans originated for sale	(331)	(1,487)
Proceeds from sale of loans	338	1,222
Gain on sale of loans	(7)	(23)
Net amortization of loan fees (costs)	(8)	(11)
Net (gain) loss on sales and calls of securities	(216)	2
Accretion of premium and discount on investment securities, net	(241)	(272)
Decrease (increase) in accrued interest receivable	79	(222)
(Increase) decrease in other assets	(162)	491
(Decrease) increase in accrued interest payable and other liabilities	(147)	734
Net cash provided by operating activities	1,029	1,182
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	19,149	-
Proceeds from sales of mortgage-backed securities available for sale	2,911	-
Proceeds from calls and maturities of investment securities available for sale	25,912	1,831
Proceeds from calls and maturities of investment securities held to maturity	2,000	706
Purchase of investment securities available for sale	(18,947)	(17,257)
Purchase of investment securities held to maturity	(3,712)	-
Purchase of mortgage-backed securities available for sale	(41,425)	(11,879)
Purchase of mortgage-backed securities held to maturity	-	(719)
Purchase of office properties and equipment	(1,257)	(3,069)
Principal repayments from investment securities	583	1,118
Principal repayments from mortgage-backed securities	8,232	6,755
Net increase in Federal Home Loan Bank stock	(249)	(623)
Purchase of interest-bearing time deposits in banks	-	(208)
Maturity of interest-bearing time deposits in banks	208	200
Net increase in loans receivable	(34,695)	(25,345)
Net cash used for investing activities	(41,290)	(48,490)
Cash Flows from Financing Activities:
Net increase in deposits	41,499	36,256
(Decrease) increase in Federal Home Loan Bank short-term borrowings	(2,705)	12,285
Proceeds from Federal Home Loan Bank long-term borrowings	6,000	-
Repayment of Federal Home Loan Bank long-term borrowings	(163)	(155)
Increase (decrease) in advances from borrowers for taxes and insurance	173	(58)
Acquisition of treasury stock	(163)	-
Net cash provided by financing activities	44,641	48,328
Increase in cash and cash equivalents	4,380	1,020
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,978	13,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,358	$14,277

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$8,073	$6,323
Income taxes	$331	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$155	$-

See notes to unaudited consolidated financial statements.

COLONIAL BANKSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Bankshares, Inc. (the “Company”) was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB (the “Bank”).  The Company is a federally chartered corporation and owns 100% of the outstanding common stock of Colonial Bank, FSB.  The Bank is a federally chartered capital stock savings bank.  Colonial Bankshares, MHC, a federally chartered mutual holding company, is the parent of the Company and owns approximately 54% of the Company’s outstanding common stock.  The Bank is a wholly owned subsidiary of the Company.  The Bank has established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”) whose purpose is to invest in and manage securities.

The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2008 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Bank maintains its executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial and consumer loans and investments.

2.	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60."  This Statement clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.  Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is not permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) “Business Combinations,” and other generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FASB Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FASB Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

SFAS No. 141 (R), “Business Combinations,” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (“SAB 110”) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008 and did not have a material impact on our consolidated financial statements.

Staff Accounting Bulletin No. 109 (“SAB 109”), "Written Loan Commitments Recorded at Fair Value Through Earnings," expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 did not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The implementation of EITF 06-11 did not have a material impact on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The implementation of EITF 06-10 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company on January 1, 2008.  The implementation of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In September 2006, FASB ratified the consensus reached by the EITF in Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies.  EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods.   EITF 06-4 is effective for fiscal years beginning after December 31, 2007, with earlier application permitted.  The implementation of EITF 06-4 did not have an impact on our consolidated financial statements.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the six months ended June 30, 2008 is $691 thousand and the net income for the six months ended June 30, 2007 is $685 thousand.  For the three months ended June 30, 2008, net income is $387 thousand and for the three months ended June 30, 2007, net income is $273 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$387,000	$273,000	$691,000	$685,000

Weighted average common shares issued	4,521,696	4,521,696	4,521,696	4,521,696
Average unearned ESOP shares	(131,589)	(143,192)	(131,589)	(143,192)
Average treasury stock shares	(93,252)	(88,625)	(90,938)	(88,625)
Weighted average common shares outstanding – basic	4,296,855	4,289,879	4,299,169	4,289,879
Effect of dilutive non –vested shares and stock options outstanding	88,625	128,988	88,625	124,738
Weighted average common shares outstanding – diluted	4,385,480	4,418,867	4,387,794	4,414,617
Basic earnings per share	$0.09	$0.06	$0.16	$0.16
Diluted earnings per share	$0.09	$0.06	$0.16	$0.16

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the grant date.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At June 30, 2008, there are 25,095 shares available for option grants under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vest 20% annually beginning October 19, 2007.  For the three and six months ended June 30, 2008, $55 thousand and $111 thousand, respectively, in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $18 thousand and $37 thousand, respectively.  As of June 30, 2008, there was $728 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.25 years.  At June 30, 2007, there was $949 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.25 years.

Activity in issued but unvested award shares during the six months ended June 30, 2008, was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	70,900	$12.47
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	70,900	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	39,294	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 8.25 years at June 30, 2008 and 9.25 years at June 30, 2007.  The aggregate intrinsic value of options outstanding was $0 and $350 thousand at June 30, 2008 and 2007, respectively.

Stock-based compensation expense related to stock options for the three and six months ended June 30, 2008 was $37 thousand and $74 thousand, respectively with a related tax benefit of $13 thousand and $27 thousand, respectively.  As of June 30, 2008, there was approximately $490 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized on a graded vesting method over a period of 3.25 years.  At June 30, 2007, there was approximately $639 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan.  The ESOP trust purchased 166,398 shares of common stock in the initial public offering using proceeds of a loan from the Company.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $60 thousand and $83 thousand for the six months ended June 30, 2008 and 2007, respectively and $30 thousand and $42 thousand for the three months ended June 30, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

	June 30, 2008	June 30, 2007
Shares released for allocation	34,809	23,206
Unreleased shares	131,589	143,192
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Other comprehensive gain (loss):
Unrealized holding (losses) on available for sale securities	$(2,385)	$(2,001)	$(1,275)	$(1,903)
Reclassification adjustment for net (gains) losses realized in net income	(238)	2	(216)	2
Net unrealized (losses)	(2,623)	(1,999)	(1,491)	(1,901)
Income tax (benefit)	(941)	(686)	(557)	(654)
Net of tax amount	$(1,682)	$(1,313)	$(934)	$(1,247)

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.6 million of standby letters of credit outstanding as of June 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit is not material.

7.	Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At June 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed	$109,797	$109,258	$79,085	$79,454
U. S. Government agency	24,705	24,530	44,052	44,275
Corporate	18,215	17,484	12,880	12,267
Mutual funds	3,783	3,783	14,385	14,385
Municipal	3,663	3,694	5,402	5,504
SBA pools	7,023	7,077	7,614	7,664
Total securities available-for-sale.	$167,186	$165,826	$163,418	$163,549

Securities held-to-maturity:
Mortgage-backed	$3,390	$3,456	$3,766	$3,863
U. S. Government agency	928	926	1,420	1,442
Corporate	3,921	3,490	2,173	2,317
Municipal	10,442	10,646	9,854	10,354
Total securities held-to-maturity.	$18,681	$18,518	$17,213	$17,976

Following the decisions made in the fourth quarter of 2007 and the first quarter of 2008, the Company continued the write down of a mutual fund held in its available-for-sale investment portfolio for “other-than-temporary impairment.”  For the three and six months ended June 30, 2008, the Company took an impairment charge of $368 thousand (pre-tax) and $518 thousand (pre-tax), respectively, or an after-tax charge of $221 thousand and $309 thousand, respectively.  The Company’s decision was based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.

During the second quarter of 2008, the Company redeemed $10.3 million of the mutual fund at a pre-tax realized loss of approximately $78 thousand, or an after-tax realized loss of $47 thousand.

8.	Loans

The components of loans at June 30, 2008 and December 31, 2007 are as follows:

	At June 30, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$133,487	48.1%	$114,745	47.3%
Home equity loans and lines of credit	41,491	15.0	40,264	16.6
Multi-family	4,937	1.8	5,609	2.3
Commercial	67,091	24.2	55,606	22.9
Construction	12,061	4.4	10,137	4.2
Commercial	14,510	5.2	12,600	5.2
Consumer and other	3,645	1.3	3,752	1.5
Total loans receivable	$277,222	100.0%	$242,713	100.0%
Deferred loan fees	(273)		(281)
Allowance for loan losses	(1,361)		(1,392)
Total loans receivable, net	$275,588		$241,040

Nonaccrual loans amounted to approximately $916 thousand and $1.2 million at June 30, 2008 and December 31, 2007, respectively.

9.	Deposits

Deposit accounts, by type, at June 30, 2008 and December 31, 2007 are summarized as follows:

	At June 30, 2008			At December 31, 2007
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$18,262	4.43%	-%	$15,141	4.08%	-%
Savings	82,956	20.09	2.70	55,716	15.00	2.18
NOW accounts	47,940	11.61	1.11	45,255	12.18	2.12
Super NOW accounts	15,330	3.71	1.74	16,520	4.45	1.77
Money market accounts	32,507	7.87	3.15	20,670	5.57	3.72
Total transaction accounts	196,995	47.71	2.06	153,302	41.28	1.81

Certificates of deposit	215,886	52.29	4.52	218,080	58.72	4.86

Total deposits	$412,881	100.00%	3.35%	$371,382	100.00%	3.72%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2008 and December 31, 2007:

Maturity	Interest Rate	June 30, 2008	December 31, 2007
		(Dollars in thousands)
January 2, 2008	3.61%	$-	$15,000
January 2, 2008	4.11	-	380
March 24, 2008	4.79	-	4,000
July 1, 2008	2.36	6,675	-
October 7, 2008	2.40	4,000	-
November 20, 2008	4.42	4,000	4,000
December 23, 2008	2.89	3,000	-
June 23, 2009	3.35	3,000	-
October 19, 2009	4.65	4,000	4,000
November 20, 2009	4.23	4,000	4,000
December 03, 2009	3.89	4,000	4,000
June 23, 2010	3.88	3,000	-
October 18, 2010	4.70	4,000	4,000
June 23, 2011	4.31	3,000	-
June 30, 2021	5.57	6,396	6,559
		$49,071	$45,939

At June 30, 2008, the Bank had a borrowing capacity of $124.8 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral.  At June 30, 2008, the Bank had $49.1 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2008

Securities available-for-sale	$-	$165,826	$-	$165,826

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investments securities and the valuation of and our ability to realize deferred tax assets.

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

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  At June 30, 2008 and December 31, 2007, the allowance did not include an unallocated component.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased $44.4 million, or 9.7%, to $502.3 million at June 30, 2008, from $457.9 million at December 31, 2007.  The increase was the result of increases in all asset categories except interest-bearing time deposits and accrued interest receivable.

Net loans receivable increased by $34.6 million, or 14.4%, to $275.6 million at June 30, 2008 from $241.0 million at December 31, 2007.  One- to four-family residential real estate loans increased $18.8 million, or 16.4%, to $133.5 million at June 30, 2008 from $114.7 million at December 31, 2007.  Commercial real estate loans increased $11.5 million, or 20.7%, to $67.1 million at June 30, 2008 from $55.6 million at December 31, 2006.

Securities available for sale increased $2.3 million, or 1.4%, to $165.8 million at June 30, 2008 from $163.5 million at December 31, 2007.  The increase was the result of purchases in the amount of $60.4 million offset by decreases in fair value of $1.5 million, $8.4 million in principal amortization and $48.0 million in sales, calls and maturities.  Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment except as previously noted in regards to the mutual fund for which we recognized an impairment charge.  In addition, securities held to maturity increased by $1.5 million, to $18.7 million at June 30, 2008 from $17.2 million at December 31, 2007.  This increase was the result of purchases of $3.7 million offset by principal amortization of $380 thousand and maturities of $2.0 million.

Deposits increased $41.5 million, or 11.2%, to $412.9 million at June 30, 2008 from $371.4 million at December 31, 2007.  The largest increase was in savings accounts, which increased $27.3 million, or 49.0%, to $83.0 million at June 30, 2008 from $55.7 million at December 31, 2007.  Non-interest bearing demand accounts increased $3.2 million, or 21.2%, to $18.3 million at June 30, 2008 from $15.1 million at December 31, 2007.  Money-market deposit accounts increased by $11.8 million, or 57.0%, to $32.5 million at June 30, 2008 from $20.7 million at December 31, 2007.  NOW accounts increased by $2.6 million to $47.9 million at June 30, 2008 from $45.3 million at December 31, 2007.  Super-NOW accounts decreased by $1.2 million to $15.3 million at June 30, 2008 from $16.5 million at December 31, 2007 and certificates of deposit decreased by $2.2 million to $215.9 million at June 30, 2008 from $218.1 million at December 31, 2007.

Federal Home Loan Bank borrowings increased $3.2 million, or 7.0%, to $49.1 million at June 30, 2008 from $45.9 million at December 31, 2007.  We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the maturities and pay downs of securities, discussed above, did not provide sufficient cash to fund loan originations and the purchase of investment securities and fixed assets.

Total stockholders’ equity decreased $221 thousand to $38.8 million at June 30, 2008 from $39.0 million at December 31, 2007.  This decrease was mainly attributable to an increase in the accumulated other comprehensive loss of $934 thousand offset by net income of $691 thousand.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

General.  Net income increased $114 thousand to $387 thousand for the three months ended June 30, 2008 from $273 thousand for the three months ended June 30, 2007.  The principal reason for the increase was a $584 thousand increase in net interest income after provision for loan losses and a $277 thousand increase in non-interest income offset by an impairment charge on an investment security of $368 thousand, a $305 thousand increase in income tax expense and a $74 thousand increase in non-interest expense.

Interest Income.  Interest income increased $1.0 million, or 17.9%, to $6.6 million for the three months ended June 30, 2008 from $5.6 million for the three months ended June 30, 2007.  The increase in interest income resulted from a $716 thousand increase in interest income on loans and a $271 thousand increase in interest income on securities.

Interest income on loans increased $716 thousand, or 21.0%, to $4.1 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007.  The average balance of loans increased $49.4 million, or 22.8%, to $266.3 million for the three months ended June 30, 2008 from $216.9 million for the three months ended June 30, 2007.  As an offset, the average yield decreased to 6.19% for the three months ended June 30, 2008 from 6.28% for the three months ended June 30, 2007.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $271 thousand, or 12.3% to $2.5 million for the three months ended June 30, 2008 from $2.2 million for the three months ended June 30, 2007.  This increase was due to an increase in the average balance of investment securities to $178.0 million for the three months ended June 30, 2008 from $163.8 million for the three months ended June 30, 2007 in addition to an increase in the average yield on the securities portfolio to 5.44% for the three months ended June 30, 2008 from 5.36% for the three months ended June 30, 2007.

Interest Expense. Interest expense increased $418 thousand, or 11.9%, to $3.9 million for the three months ended June 30, 2008 from $3.5 million for the three months ended June 30, 2007.

Interest expense on interest-bearing deposits increased by $107 thousand, or 3.1%, to $3.5 million for the three months ended June 30, 2008 from $3.4 million for the three months ended June 30, 2007.  The increase in interest expense on interest-bearing deposits was due to a $31.7 million, or 9.0%, increase in the average balance of interest-bearing deposits to $383.5 million for the three months ended June 30, 2008 from $351.8 million for the three months ended June 30, 2007.  As an offset, the average rate paid on interest-bearing deposits decreased 20 basis points to 3.67% for the three months ended June 30, 2008 from 3.87% for the three months ended June 30, 2007.  We experienced increases in the average balances of certificates of deposits, savings accounts and the money market accounts and decreases in the NOW and Super-NOW account categories.

Interest expense on borrowings increased $311 thousand to $364 thousand for the three months ended June 30, 2008 from $53 thousand for the three months ended June 30, 2007.  This increase was primarily due to a $27.1 million increase in the average balance of borrowings to $35.4 million for the three months ended June 30, 2008 from $8.3 million for the three months ended June 30, 2007.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  We did not record a provision for loan losses for the three months ended June 30, 2008 and recorded a provision for loan losses of $15 thousand for the three months ended June 30, 2007.  For the three months ended June 30, 2008, there was a net charge-off of $29 thousand. For the three months ended June 30, 2007, there was a net charge-off of $3 thousand.  The allowance for loan losses as a percentage of total loans was 0.49% and 0.57% at June 30, 2008 and December 31, 2007, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended June 30, 2008 and June 30, 2007.

Non-interest Income.  Non-interest income was $183 thousand for the three months ended June 30, 2008 and $274 thousand for the three months ended June 30, 2007.  Fees and service charges on deposit accounts increased by $50 thousand to $284 thousand for the three months ended June 30, 2008 from $234 thousand for the three months ended June 30, 2007.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees and the implementation of new service charges on deposit accounts.  There was a net gain on the sale and call of securities of $238 thousand for the three months ended June 30, 2008, compared to a loss of $2 thousand during the same quarter in 2007.  Non-interest income for the three months ended June 30, 2008 was reduced by an other-than-temporary impairment of a mutual fund in our available-for-sale investment security portfolio.  This charge totaled $368 thousand (pre-tax) and resulted from a further decline in the fair value of the underlying mortgage-related securities held by this mutual fund.

Non-interest Expense.  Non-interest expense increased $74 thousand, or 3.2%, to $2.4 million for the three months ended June 30, 2008 from $2.3 million for the three months ended June 30, 2007.  Compensation and benefits expense increased $24 thousand to $1.3 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007.  Normal salary increases, increases in staff, increases in medical benefit costs, and increases in payroll taxes account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $56 thousand mainly due to increases in heat, light and utilities, depreciation expense and repairs and maintenance expense.  Data processing expense increased $8 thousand due to the growth of loan and deposit accounts.  Professional fees increased $16 thousand mainly due to increases in audit fees to comply with the Sarbanes-Oxley Act of 2002.  The Company expects professional fees to increase in the future due to increased accounting, audit, and legal expenses associated in complying with Sarbanes-Oxley.  Other miscellaneous non-interest expense decreased $13 thousand.  This decrease was mainly due to a reduction in advertising and promotion expense offset by increases in FDIC insurance expense, employee training expense, loan processing expense and contribution expense.

Income Tax Expense (Benefit). We recorded an expense for income taxes of $112 thousand for the three months ended June 30, 2008, compared to a benefit of $193 thousand for the three months ended June 30, 2007, reflecting effective tax rates of 22.4% and (241.2) %, respectively.  Our effective tax rate for the three months ended June 30, 2008 and 2007 was below the combined state and federal statutory rate and was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  During the three months ended June 30, 2008 and 2007, the Bank incurred a net operating loss of approximately $1.2 million and $1.5 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended June 30, 2008 compared to a deferred state tax benefit of $176 thousand for the three months ended June 30, 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007

General.  Net income increased $6 thousand to $691 thousand for the six months ended June 30, 2008 from $685 thousand for the six months ended June 30, 2007.  The principal reason for the increase was a $1.1 million increase in net interest income after provision for loan losses, offset by a $257 thousand decrease in non-interest income, an increase in income tax expense of $472 thousand and a $381 thousand increase in non-interest expense.

Interest Income.  Interest income increased $2.3 million, or 21.3%, to $13.1 million for the six months ended June 30, 2008 from $10.8 million for the six months ended June 30, 2007.  The increase in interest income resulted from a $1.4 million increase in interest income on loans and a $766 thousand increase in interest income on securities.

Interest income on loans increased $1.4 million, or 21.2%, to $8.0 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007.  The average balance of loans increased $47.0 million, or 22.3%, to $257.4 million for the six months ended June 30, 2008 from $210.4 million for the six months ended June 30, 2007.  The increase in average balance of loans accounted for the increase in interest income.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $766 thousand, or 18.2% to $5.0 million for the six months ended June 30, 200 from $4.2 million for the six months ended June 30, 2007.  This increase was due to an increase in the average balance of investment securities to $180.0 million for the six months ended June 30, 2008 from $161.5 million for the six months ended June 30, 2007.  Also, the average yield increased to 5.57% for the six months ended June 30, 2008 from 5.26% for the six months ended June 30, 2007.

Interest Expense. Interest expense increased $1.2 million, or 18.2%, to $7.8 million for the six months ended June 30, 200 from $6.6 million for the six months ended June 30, 2007.

Interest expense on interest-bearing deposits increased by $597 thousand, or 9.2%, to $7.1 million for the six months ended June 30, 2008 from $6.5 million for the six months ended June 30, 2007.  The increase in interest expense on interest-bearing deposits was due to a $33.9 million, or 10.0%, increase in the average balance of interest-bearing deposits to $374.5 million for the six months ended June 30, 2008 from $340.6 million for the six months ended June 30, 2007.  As an offset, the average rate paid on interest-bearing deposits decreased 2 basis points to 3.79% for the six months ended June 30, 2008 from 3.81% for the six months ended June 30, 2007.  We experienced increases in the average balances of certificates of deposits, savings accounts and the money market accounts and a decrease in the NOW and Super-NOW accounts category.  In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits.  The average cost of all deposit accounts decreased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 except for the savings account category, which increased.

Interest expense on borrowings increased $600 thousand to $728 thousand for the six months ended June 30, 2008 from $128 thousand for the six months ended June 30, 2007.  This increase was primarily due to a $25.1 million increase in the average balance of borrowings to $33.7 million for the six months ended June 30, 2008 from $8.6 million for the six months ended June 30, 2007.

Provision for Loan Losses.  We did not record a provision for loan losses for the six months ended June 30, 2008 while we recorded an $84 thousand provision for loan losses for the six months ended June 30, 2007.  We had net charge-offs of $31 thousand for the six months ended June 30, 2008 and a net charge-off of $1 thousand for the six months ended June 30, 2007.  The allowance for loan losses as a percentage of total loans was 0.49% and 0.57% at June 30, 2008 and December 31, 2007, respectively.  We used the same methodology in calculating the provision for loan losses during each of the six months ended June 30, 2008 and 2007.

Non-interest Income.  Non-interest income was $305 thousand for the six months ended June 30, 2008 and $562 thousand for the six months ended June 30, 2007.  Fees and service charges on deposit accounts increased by $64 thousand to $542 thousand for the six months ended June 30, 2008 from $478 thousand for the six months ended June 30, 2007.  The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees and the implementation of new service charges on deposit accounts.  Gains on sales of loans totaled $7 thousand for the six months ended June 30, 2008 compared to $23 thousand for the six months ended June 30, 2007.  Non-interest income for the six months ended June 30, 2008 was reduced by an other-than-temporary impairment of a mutual fund in our available-for-sale investment security portfolio.  This charge totaled $518 thousand (pre-tax) and resulted from a further decline in the fair value of the underlying mortgage-related securities held by this mutual fund.

Non-interest Expense.  Non-interest expense increased $381 thousand, or 8.9%, to $4.7 million for the six months ended June 30, 2008 from $4.3 million for the six months ended June 30, 2007.  Compensation and benefits expense increased $197 thousand to $2.7 million for the six months ended June 30, 2008 from $2.5 million for the six months ended June 30, 2007.  Normal salary increases, the hiring of new personnel to staff our new administrative headquarters, increases in medical benefit costs, increases in payroll taxes, increases in pension expense offset by a decrease in ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $125 thousand mainly due to increases in heat, light and utilities, repair and maintenance expense and depreciation due to the opening of our new administrative headquarters/full-service branch in Vineland, New Jersey.  Data processing expense increased $16 thousand due to the growth of loan and deposit accounts.  This increase in data processing costs was due to the increase in the number of savings accounts and loan accounts with our service bureau.  Professional fees increased $34 thousand.  The Company expects professional fees to increase in the future due to increased accounting, audit and legal and expenses associated complying with the Sarbanes-Oxley Act of 2002.  Other miscellaneous non-interest expense increased $24 thousand.  This was due to increases in FDIC insurance expense, supervisory examination expense, postage expense, correspondent bank expense and contribution expense offset by reductions in employee training expense and promotion expense.

Income Tax Expense (Benefit). We recorded income tax expense of $181 thousand for the six months ended June 30, 2008, compared to a tax benefit of $291 thousand for the six months ended June 30, 2007.  The income tax benefit is primarily attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  A tax benefit of approximately $327 thousand has been recorded for this loss.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $20.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $165.8 million at June 30, 2008.  In addition, at June 30, 2008, we had the ability to borrow a total of approximately $124.8 million from the Federal Home Loan Bank of New York.  On that date, we had $49.1 million in advances outstanding.

At June 30, 2008, loan commitments outstanding totaled $24.5 million and commitments to purchase securities totaled $2.5 million. In addition to commitments to originate loans, we had $24.3 million in unadvanced funds to borrowers. Total certificates of deposit due within one year of June 30, 2008 totaled $145.3 million.  Total certificates of deposit within one year of June 30, 2008 represent 35.2% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2008, we originated $70.8 million of loans and purchased $64.1 million of securities. For the six months ended June 30, 2007, we originated $47.9 million of loans and purchased $29.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $41.5 million and $36.2 million for the six months ended June 30, 2008 and 2007, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, increased $3.1 million net for the six months ended June 30, 2008 and increased $12.2 million, net for the six months ended June 30, 2007.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In April 2008, we purchased a property in Vineland, New Jersey for $325 thousand.  This property includes a building which is being renovated to serve as a branch office.  This location in Vineland, New Jersey is expected to open at the end of July 2008.  Also, in April 2008, we purchased a parcel of land in Millville, New Jersey for $525 thousand.  This parcel of land is adjacent to a parcel we already own.

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

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2008, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

(a) Not applicable
(b) Not applicable
(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plan or Programs (1)
April 1 – April 30	-	$-	-	100,454

May 1 – May 31	8,000	10.07	8,000	92,454

June 1 – June 30	7,500	11.05	7,500	84,954

Total	15,500	$10.54	15,500	84,954

___________________
Notes to the Table

(1)
On March 24, 2008, the Company announced its second stock repurchase program to repurchase 100,454 shares or approximately 5.0% of the Company’s outstanding common stock held by stockholders other than Colonial Bank MHC.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

On May 15, 2008, the Company held its Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of the Company’s Board of Directors.  Stockholders of record as of March 30, 2008, were eligible to vote on these proposals.  The following is a summary of each proposal and the result of the vote.

	1.	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors for a three-year term:

	For	Withheld

Albert A. Fralinger, Jr.	4,033,974	16,357
John Fitzpatrick, CPA	4,044,160	6,171

2.	To ratify the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain	Broker non-votes

4,044,467	5,664	200	-

Item 5.	Other Information

None

Item 6.	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL BANKSHARES, INC.
Registrant

Date: August 14, 2008	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)