Form 10-Q
period 2008-09-30
Colonial Bankshares Inc
filed 2008-11-14
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 13, 2008, 4,430,296 shares of common stock, par value $0.10 per share

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
At September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$22,377	$15,978
Interest-bearing time deposits in banks	-	208
Investment securities available for sale	170,996	163,549
Investment securities held to maturity (fair value at September 30, 2008 - $17,296; at December 31, 2007 - $17,976)	17,611	17,213
Loans receivable, net of allowance for loan losses of $1,510 at September 30, 2008 and $1,392 at December 31, 2007	290,601	241,040
Real estate owned	155	-
Federal Home Loan Bank stock, at cost	3,078	2,545
Office properties and equipment, net	11,385	10,273
Bank-owned life insurance	2,650	2,578
Accrued interest receivable	2,360	2,185
Other assets	3,472	2,291

Total Assets	$524,685	$457,860

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$16,155	$15,141
Interest-bearing	412,654	356,241
Total deposits	428,809	371,382
Federal Home Loan Bank short-term borrowings	27,060	23,380
Federal Home Loan Bank long-term borrowings	28,312	22,559
Advances from borrowers for taxes and insurance	738	581
Accrued interest payable and other liabilities	1,123	930

Total Liabilities	486,042	418,832

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,430,296 shares at September 30, 2008 and 4,450,796 shares at December 31, 2007	452	452
Additional paid-in capital	20,199	19,922
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,316)	(1,316)
Treasury stock, at cost, 109,125 shares at September 30, 2008 and 88,625 shares at December 31, 2007	(1,405)	(1,189)
Retained earnings	22,069	21,094
Accumulated other comprehensive income (loss)	(1,356)	65

Total Stockholders’ Equity	38,643	39,028

Total Liabilities and Stockholders’ Equity	$524,685	$457,860

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands, Except Share Data)
Interest Income
Loans, including fees	$4,360	$3,643	$12,407	$10,227
Mortgage-backed securities	1,517	857	3,915	2,362
Securities:
Taxable	959	1,136	3,268	3,157
Tax-exempt	140	362	443	1,080
Total Interest Income	6,976	5,998	20,033	16,826

Interest Expense
Deposits	3,483	3,590	10,571	10,081
Borrowings	494	283	1,222	411
Total Interest Expense	3,977	3,873	11,793	10,492
Net Interest Income	2,999	2,125	8,240	6,334

Provision for Loan Losses	148	-	148	84
Net Interest Income after Provision for Loan Losses	2,851	2,125	8,092	6,250

Non-Interest Income
Fees and service charges	284	257	826	735
Gain on sale of loans	-	14	7	37
Impairment charge on investment securities	(326)	-	(844)	-
Net gain (loss) on sales and calls of investment securities	35	-	251	(2)
Earnings on life insurance	24	23	72	69
Other	5	6	15	23
Total Non-Interest Income	22	300	327	862

Non-Interest Expenses
Compensation and benefits	1,383	1,280	4,066	3,766
Occupancy and equipment	340	360	982	877
Data processing	206	175	582	535
Office supplies	43	42	119	133
Professional fees	95	92	296	259
Other	436	311	1,132	983
Total Non-Interest Expenses	2,503	2,260	7,177	6,553
Income before Income Tax Expense (Benefit)	370	165	1,242	559

Income Tax expense (Benefit)	86	(151)	267	(442)
Net Income	$284	$316	$975	$1,001

Per Share Data (See Note 3):
Earnings per share – basic	$0.07	$0.07	$0.23	$0.23
Earnings per share – diluted	$0.07	$0.07	$0.23	$0.23
Weighted average number of shares outstanding – basic	4,284,515	4,289,879	4,294,268	4,289,879
Weighted average number of shares outstanding - diluted	4,292,875	4,303,461	4,297,028	4,316,913

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive income (loss):
Net income	-	-	-	975	-	-	975
Net change in unrealized loss on securities available for sale, net of tax benefit of $881	-	-	-	-	-	(1,421)	(1,421)
Total Comprehensive Loss	-	-	-	-	-	-	(446)

Treasury stock purchased (20,500 shares)	-	-	-	-	(216)	-	(216)

Stock-based compensation expense(restricted stock awards)	-	166	-	-	-	-	166

Stock-based compensation expense (stock options)	-	111	-	-	-	-	111
Balance, September 30, 2008	$452	$20,199	$(1,316)	$22,069	$(1,405)	$(1,356)	$38,643

Balance, January 1, 2007	$452	$19,519	$(1,432)	$19,863	$(1,189)	$(550)	$36,663
Comprehensive income (loss):
Net income	-	-	-	1,001	-	-	1,001
Net change in unrealized loss on securities available for sale, net of tax benefit of $133 and reclassification adjustment	-	-	-	-	-	(249)	(249)
Total Comprehensive Income	-	-	-	-	-	-	752

Stock-based compensation expense (restricted stock awards)	-	166	-	-	-	-	166

Stock-based compensation expense (stock options)	-	111	-	-	-	-	111
Balance, September 30, 2007	$452	$19,796	$(1,432)	$20,864	$(1,189)	$(799)	$37,692

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$975	$1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	148	84
Depreciation expense	432	379
Stock-based compensation expense	277	277
Impairment charge on investment securities	844	-
Deferred income taxes	(186)	(368)
Net earnings on bank-owned life insurance	(72)	(69)
Loans originated for sale	(331)	(2,164)
Proceeds from sale of loans	338	2,049
Gain on sale of loans	(7)	(37)
Net amortization of loan fees (costs)	29	(55)
Net (gain) loss on sales and calls of securities	(251)	2
Accretion of premium and discount on investment securities, net	(366)	(423)
Increase in accrued interest receivable	(175)	(430)
(Increase) decrease in other assets	(114)	726
Increase in accrued interest payable and other liabilities	193	663
Net cash provided by operating activities	1,734	1,635
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	19,438	-
Proceeds from sales of mortgage-backed securities available for sale	2,911	-
Proceeds from calls and maturities of investment securities available for sale	30,173	2,335
Proceeds from calls and maturities of investment securities held to maturity	3,000	3,162
Purchase of investment securities available for sale	(21,973)	(18,662)
Purchase of investment securities held to maturity	(3,712)	-
Purchase of mortgage-backed securities available for sale	(53,041)	(19,220)
Purchase of mortgage-backed securities held to maturity	-	(719)
Purchase of office properties and equipment	(1,544)	(3,434)
Principal repayments from investment securities	852	1,777
Principal repayments from mortgage-backed securities	11,978	10,451
Net increase in Federal Home Loan Bank stock	(533)	(452)
Purchase of interest-bearing time deposits in banks	-	(208)
Maturity of interest-bearing time deposits in banks	208	200
Net increase in loans receivable	(49,893)	(32,559)
Net cash used for investing activities	(62,136)	(57,329)
Cash Flows from Financing Activities:
Net increase in deposits	57,427	45,278
Increase in Federal Home Loan Bank short-term borrowings, net	3,680	8,575
Proceeds from Federal Home Loan Bank long-term borrowings	6,000	-
Repayment of Federal Home Loan Bank long-term borrowings	(247)	(234)
Increase (decrease) in advances from borrowers for taxes and insurance	157	(32)
Acquisition of treasury stock	(216)	-
Net cash provided by financing activities	66,801	53,587
Increase (decrease) in cash and cash equivalents	6,399	(2,107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,978	13,257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,377	$11,150

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$11,892	$9,999
Income taxes	$631	$3
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$155	$-

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

The consolidated financial statements include the accounts of Colonial Bankshares, Inc. Colonial Bank, FSB and CB Delaware Investments, Inc.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2008 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our consolidated financial statements as of and for the periods ended September 30, 2008.

In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 08-5 on its consolidated financial statements.

.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

SFAS No. 141 (R), “Business Combinations,” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after January 1, 2009.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the nine months ended September 30, 2008 is $975 thousand and the net income for the nine months ended September 30, 2007 is $1.0 million.  For the three months ended September 30, 2008, net income is $284 thousand and for the three months ended September 30, 2007, net income is $316 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$284,000	$316,000	$975,000	$1,001,000

Weighted average common shares issued	4,521,696	4,521,696	4,521,696	4,521,696
Average unearned ESOP shares	(131,589)	(143,192)	(131,589)	(143,192)
Average treasury stock shares	(105,592)	(88,625)	(95,839)	(88,625)
Weighted average common shares outstanding – basic	4,284,515	4,289,879	4,294,268	4,289,879
Effect of dilutive non –vested shares and stock options outstanding	8,360	13,582	2,760	27,034
Weighted average common shares outstanding – diluted	4,292,875	4,303,461	4,297,028	4,316,913
Basic earnings per share	$0.07	$0.07	$0.23	$0.23
Diluted earnings per share	$0.07	$0.07	$0.23	$0.23

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the grant date.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At September 30, 2008, there are 25,095 shares available for option grants under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vest 20% annually beginning October 19, 2007.  For the three and nine months ended September 30, 2008, $55 thousand and $166 thousand, respectively, in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $18 thousand and $54 thousand, respectively.  As of September 30, 2008, there was $672 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.00 years.  At September 30, 2007, there was $893 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.00 years.

Activity in issued but unvested award shares during the nine months ended September 30, 2008, was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	70,900	$12.47
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	70,900	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	39,294	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 8.00 years at September 30, 2008 and 9.00 years at September 30, 2007.

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2008 was $37 thousand and $111 thousand, respectively with a related tax benefit of $13 thousand and $39 thousand, respectively.  As of September 30, 2008, there was approximately $453 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized on a graded vesting method over a period of 3.00 years.  At September 30, 2007, there was approximately $602 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $90 thousand and $118 thousand for the nine months ended September 30, 2008 and 2007, respectively and $30 thousand and $35 thousand for the three months ended September 30, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

	September 30, 2008	September 30, 2007
Shares released for allocation	34,809	23,206
Unreleased shares	131,589	143,192
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Other comprehensive gain (loss):
Unrealized holding (losses) on available for sale securities	$(776)	$1,519	$(2,051)	$(384)
Reclassification adjustment for net (gains) losses realized in net income	(35)	-	(251)	2
Net unrealized (losses)	(811)	1,519	(2,302)	(382)
Income tax (benefit)	(324)	521	(881)	(133)
Net of tax amount	$(487)	$998	$(1,421)	$(249)

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.7 million of standby letters of credit outstanding as of September 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit is not material.

7.	Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At September 30, 2008		At December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed	$117,835	$117,950	$79,085	$79,454
U. S. Government agency	23,965	23,882	44,052	44,275
Corporate	17,739	15,481	12,880	12,267
Mutual funds	3,852	3,217	14,385	14,385
Municipal	3,661	3,660	5,402	5,504
SBA pools	6,750	6,806	7,614	7,664
Total securities available-for-sale.	$173,802	$170,996	$163,418	$163,549

Securities held-to-maturity:
Mortgage-backed	$3,249	$3,333	$3,766	$3,863
U. S. Government agency	930	982	1,420	1,442
Corporate	3,945	3,364	2,173	2,317
Municipal	9,487	9,617	9,854	10,354
Total securities held-to-maturity.	$17,611	$17,296	$17,213	$17,976

Following the decisions made in the fourth quarter of 2007 and the first and second quarters of 2008, the Company continued the write down of a mutual fund held in its available-for-sale investment portfolio for “other-than-temporary impairment.”  For the three and nine months ended September 30, 2008, the Company took an impairment charge of $326 thousand (pre-tax) and $844 thousand (pre-tax), respectively, or an after-tax charge of $196 thousand and $507 thousand, respectively.  The Company’s decision was based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.

During the third quarter of 2008, the Company redeemed $250 thousand of the mutual fund at a pre-tax loss of approximately $3 thousand, or an after-tax loss of $2 thousand.

8.	Loans

The components of loans at September 30, 2008 and December 31, 2007 are as follows:

	At September 30, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$141,302	48.3%	$114,745	47.3%
Home equity loans and lines of credit	40,735	13.9	40,264	16.6
Multi-family	4,958	1.7	5,609	2.3
Commercial	76,642	26.2	55,606	22.9
Construction	11,095	3.8	10,137	4.2
Commercial	14,950	5.1	12,600	5.2
Consumer and other	2,739	1.0	3,752	1.5
Total loans receivable	$292,421	100.0%	$242,713	100.0%
Deferred loan fees	(310)		(281)
Allowance for loan losses	(1,510)		(1,392)
Total loans receivable, net	$290,601		$241,040

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family loans.  We offer fixed-rate, adjustable-rate and balloon loans that fully amortize with monthly loan payments.

We have not originated or purchased any sub-prime or Alt-A loans. We have not originated or purchased payment-option ARMs or negative amortizing loans.

Nonaccrual loans amounted to approximately $1.3 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively.

Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due or if we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.

9.	Deposits

Deposit accounts, by type, at September 30, 2008 and December 31, 2007 are summarized as follows:

	At September 30, 2008			At December 31, 2007
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$16,155	3.77%	-%	$15,141	4.08%	-%
Savings	82,076	19.14	2.73	55,716	15.00	2.18
NOW accounts	49,951	11.65	1.17	45,255	12.18	2.12
Super NOW accounts	15,104	3.52	1.75	16,520	4.45	1.77
Money market accounts	35,980	8.39	3.27	20,670	5.57	3.72
Total transaction accounts	199,266	46.47	2.14	153,302	41.28	2.11

Certificates of deposit	229,543	53.53	4.23	218,080	58.72	4.86

Total deposits	$428,809	100.00%	3.26%	$371,382	100.00%	3.72%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2008 and December 31, 2007:

Maturity	Interest Rate	September 30, 2008	December 31, 2007
		(Dollars in thousands)
January 2, 2008	3.61%	$-	$15,000
January 2, 2008	4.11	-	380
March 24, 2008	4.79	-	4,000
October 1, 2008	1.61	13,060	-
October 7, 2008	2.40	4,000	-
November 20, 2008	4.42	4,000	4,000
December 23, 2008	2.89	3,000	-
June 23, 2009	3.35	3,000	-
October 19, 2009	4.65	4,000	4,000
November 20, 2009	4.23	4,000	4,000
December 03, 2009	3.89	4,000	4,000
June 23, 2010	3.88	3,000	-
October 18, 2010	4.70	4,000	4,000
June 23, 2011	4.31	3,000	-
September 30, 2021	5.57	6,312	6,559
		$55,372	$45,939

At September 30, 2008, the Bank had a borrowing capacity of $138.6 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral.  At September 30, 2008, the Bank had $55.4 million in outstanding borrowings from the FHLB of New York.

11.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures.  Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis.  Additionaly, from time to time, the Company may be required to record at fair value other assets on a recurring basis, such as impaired loans, real estate owned and certain other assets.  These non recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2008.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment and mortgage-backed securities available for sale are generally classified within level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 3 imputs based upon discounting criteria.

The Company’s real estate owned includes foreclosed properties securing mortgage or commercial loans.  Real estate properties acquired through foreclosure are initially recorded at fair value of the property at the date of foreclosure.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Fair value is generally based upon independent market prices or appraised value of the collateral.  The fair value of real estate owned is estimated using level 3 inputs.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2008

Securities available-for-sale	$-	$170,996	$-	$170,996
Impaired loans	-	-	281	281
Real estate owned	-	-	155	155
Total	$-	$170,996	$436	$171,432

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish the allowance for loan losses. The allowance for loan losses is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date.

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.

The allowance for losses on loans is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio.  The allowance is adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in our lending policies and procedures, changes in current general economic conditions and business conditions affecting our primary lending areas, credit quality trends, collateral values, loans volumes and concentrations, seasoning of the loan portfolio, loss experience, and duration of the current business cycle.  The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  At September 30, 2008 and December 31, 2007, the allowance did not include an unallocated component.  Future provisions for loan losses may include an unallocated component as we re-evaluate our estimates including, but not limited to changes in economic conditions in our market area, declines in local property values and concentrations of risk.  Included in our estimate and evaluation is an analysis of our mortgage loans, both current and delinquent, that may have private mortgage insurance.  With the recent downgrades of insurance companies, this is another factor management will review as it assesses its allowance for loan losses.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased $66.8 million, or 14.6%, to $524.7 million at September 30, 2008, from $457.9 million at December 31, 2007.  The increase was the result of increases in all asset categories except interest-bearing time deposits.

Net loans receivable increased by $49.6 million, or 20.6%, to $290.6 million at September 30, 2008 from $241.0 million at December 31, 2007.  One- to four-family residential real estate loans increased $26.6 million, or 23.2%, to $141.3 million at September 30, 2008 from $114.7 million at December 31, 2007.  Commercial real estate loans increased $21.0 million, or 37.8%, to $76.6 million at September 30, 2008 from $55.6 million at December 31, 2007.  Due to the current economic environment and business climate, there can be no assurance that our net loan receivable growth will continue at the robust levels of the first nine months.

Securities available for sale increased $7.5 million, or 4.6%, to $171.0 million at September 30, 2008 from $163.5 million at December 31, 2007.  The increase was the result of purchases in the amount of $75.0 million offset by decreases in fair value of $2.3 million, $12.3 million in principal amortization and $53.1 million in sales, calls and maturities.  Management considers the change in the fair value of the portfolio to be temporary and primarily resulting from changes in the interest rate environment except as previously noted in regards to the mutual fund for which we recognized an impairment charge.  In addition, securities held to maturity increased by $398 thousand, to $17.6 million at September 30, 2008 from $17.2 million at December 31, 2007.  This increase was the result of purchases of $3.7 million offset by principal amortization of $522 thousand and maturities of $3.0 million.

Deposits increased $57.4 million, or 15.5%, to $428.8 million at September 30, 2008 from $371.4 million at December 31, 2007.  The largest increase was in savings accounts, which increased $26.4 million, or 47.4%, to $82.1 million at September 30, 2008 from $55.7 million at December 31, 2007.  Non-interest bearing demand accounts increased $1.0 million, or 6.6%, to $16.1 million at September 30, 2008 from $15.1 million at December 31, 2007.  Money-market deposit accounts increased by $15.3 million, or 73.9%, to $36.0 million at September 30, 2008 from $20.7 million at December 31, 2007.  NOW accounts increased by $4.7 million to $50.0 million at September 30, 2008 from $45.3 million at December 31, 2007.  Super-NOW accounts decreased by $1.4 million to $15.1 million at September 30, 2008 from $16.5 million at December 31, 2007 and certificates of deposit increased by $11.4 million to $229.5 million at September 30, 2008 from $218.1 million at December 31, 2007.

Federal Home Loan Bank borrowings increased $9.5 million, or 20.7%, to $55.4 million at September 30, 2008 from $45.9 million at December 31, 2007.  We increased our outstanding borrowings because our net increase in deposits and the proceeds received from the maturities and pay downs of securities, discussed above, did not provide sufficient cash to fund loan originations and the purchase of investment securities and fixed assets.

Total stockholders’ equity decreased $385 thousand to $38.6 million at September 30, 2008 from $39.0 million at December 31, 2007.  This decrease was mainly attributable to an increase in the accumulated other comprehensive loss of $1.4 million and to stock repurchases offset by net income of $975 thousand.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

General.  Net income decreased $32 thousand to $284 thousand for the three months ended September 30, 2008 from $316 thousand for the three months ended September 30, 2007.  The principal reasons for the decrease was an increase of $243 thousand in non-interest expense, a provision for loan losses of $148 thousand, a decrease in non-interest income of $278 thousand due to an investment impairment charge and an increase in income tax expense of $237 thousand partially offset by an increase in net interest income of $874 thousand.

Interest Income.  Interest income increased $1.0 million, or 16.7%, to $7.0 million for the three months ended September 30, 2008 from $6.0 million for the three months ended September 30, 2007.  The increase in interest income resulted from a $717 thousand increase in interest income on loans and a $261 thousand increase in interest income on securities.

Interest income on loans increased $717 thousand, or 19.9%, to $4.4 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007.  The average balance of loans increased $56.0 million, or 24.6%, to $283.3 million for the three months ended September 30, 2008 from $227.3 million for the three months ended September 30, 2007.  As an offset, the average yield decreased to 6.16% for the three months ended September 30, 2008 from 6.41% for the three months ended September 30, 2007.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $261 thousand, or 10.9% to $2.6 million for the three months ended September 30, 2008 from $2.4 million for the three months ended September 30, 2007.  This increase was due to an increase in the average balance of investment securities to $188.5 million for the three months ended September 30, 2008 from $179.2 million for the three months ended September 30, 2007 in addition to an increase in the average yield on the securities portfolio to 5.55% for the three months ended September 30, 2008 from 5.26% for the three months ended September 30, 2007.

Interest Expense. Interest expense increased $104 thousand, or 2.7%, to $4.0 million for the three months ended September 30, 2008 from $3.9 million for the three months ended September 30, 2007.

Interest expense on interest-bearing deposits decreased by $107 thousand, or 3.0%, to $3.5 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 3.53% for the three months ended Sepetmber 30, 2008 from 3.99% for the three months ended September 30, 2007, offset by an increase in the average balance of interest-bearing deposits to $394.7 million for the three months ended September 30, 2008 from $359.7 million for the three months ended September 30, 2007.  We experienced increases in the average balances of certificates of deposits, savings accounts and the money market accounts and decreases in the NOW and Super-NOW account categories.

Interest expense on borrowings increased $211 thousand to $494 thousand for the three months ended September 30, 2008 from $283 thousand for the three months ended September 30, 2007.  This increase was primarily due to a $30.8 million increase in the average balance of borrowings to $51.6 million for the three months ended September 30, 2008 from $20.8 million for the three months ended September 30, 2007.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  We recorded a provision for loan losses in the amount of $148 thousand for the three months ended September 30, 2008 and did not record a provision for loan losses for the three months ended September 30, 2007.  For the three months ended September 30, 2008, there was a net recovery of $1 thousand. For the three months ended September 30, 2007, there was a net charge-off of $3 thousand.  The allowance for loan losses as a percentage of total loans was 0.52% and 0.57% at September 30, 2008 and December 31, 2007, respectively.

Non-interest Income.  Non-interest income was $22 thousand for the three months ended September 30, 2008 and $300 thousand for the three months ended September 30, 2007.  Fees and service charges on deposit accounts increased by $27 thousand to $284 thousand for the three months ended September 30, 2008 from $257 thousand for the three months ended September 30, 2007.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees and the implementation of new service charges on deposit accounts.  There was a net gain on the sale and call of securities of $35 thousand for the three months ended September 30, 2008, compared to a loss of $2 thousand during the same quarter in 2007.  Non-interest income for the three months ended September 30, 2008 was reduced by an other-than-temporary impairment of a mutual fund in our available-for-sale investment security portfolio.  This charge totaled $326 thousand (pre-tax) and resulted from a further decline in the fair value of the underlying mortgage-related securities held by this mutual fund.

Non-interest Expense.  Non-interest expense increased $243 thousand, or 10.6%, to $2.5 million for the three months ended September 30, 2008 from $2.3 million for the three months ended September 30, 2007.  Compensation and benefits expense increased $103 thousand to $1.4 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007.  Normal salary increases, increases in staff, increases in medical benefit costs, and increases in payroll taxes account for the increase in compensation and benefit expense.  Occupancy and equipment expense decreased $20 thousand mainly due to decreases in heat, light and utilities, depreciation expense and repairs and maintenance expense.  Data processing expense increased $31 thousand due to the growth of loan and deposit accounts.  Professional fees increased $3 thousand mainly due to increases in legal fees.  The Company expects professional fees to increase in the future due to increased accounting, audit, and legal expenses associated in complying with the Sarbanes-Oxley Act.  Other miscellaneous non-interest expense increased $125 thousand.  This increase was mainly due to an increase in FDIC insurance expense, employee training expense, advertising and promotion expense, loan processing expense and contribution expense.

Income Tax Expense (Benefit). We recorded an income taxes expense of $86 thousand for the three months ended September 30, 2008, compared to a benefit of $151 thousand for the three months ended September 30, 2007.  Our effective tax rate for the three months ended September 30, 2008 and 2007 was below the combined state and federal statutory rate and was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  During the three months ended September 30, 2008 and 2007, the Bank incurred a net operating loss of approximately $1.4 million and $2.0 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended September 30, 2008 compared to a deferred state tax benefit of $176 thousand for the three months ended September 30, 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007

General.  Net income decreased $26 thousand to $975 thousand for the nine months ended September 30, 2008 from $1.0 million for the nine months ended September 30, 2007.  The principal reason for the decrease was a $624 thousand increase in non-interest expense, a reduction in non-interest income of $535 thousand due to an impairment charge on an investment security, an increase in income tax expense of $709 thousand and an increase in the provision for loan losses of $64 thousand, offset by a $1.9 million increase in net interest income.

Interest Income.  Interest income increased $3.2 million, or 19.0%, to $20.0 million for the nine months ended September 30, 2008 from $16.8 million for the nine months ended September 30, 2007.  The increase in interest income resulted from a $2.2 million increase in interest income on loans and a $1.0 million increase in interest income on securities.

Interest income on loans increased $2.2 million, or 21.6%, to $12.4 million for the nine months ended September 30, 2008 from $10.2 million for the nine months ended September 30, 2007.  The average balance of loans increased $50.0 million, or 23.1%, to $266.1 million for the nine months ended September 30, 2008 from $216.1 million for the nine months ended September 30, 2007.  The increase in average balance of loans accounted for the increase in interest income.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities increased $1.0 million, or 15.2% to $7.6 million for the nine months ended September 30, 2008 from $6.6 million for the nine months ended September 30, 2007.  This increase was due to an increase in the average balance of investment securities to $182.9 million for the nine months ended September 30, 2008 from $167.5 million for the nine months ended September 30, 2007.  Also, the average yield increased to 5.56% for the nine months ended September 30, 2008 from 5.25% for the nine months ended September 30, 2007.

Interest Expense. Interest expense increased $1.3 million, or 12.4%, to $11.8 million for the nine months ended September 30, 2008 from $10.5 million for the nine months ended September 30, 2007.

Interest expense on interest-bearing deposits increased by $490 thousand, or 4.9%, to $10.6 million for the nine months ended September 30, 2008 from $10.1 million for the nine months ended September 30, 2007.  The increase in interest expense on interest-bearing deposits was due to a $34.2 million, or 9.9%, increase in the average balance of interest-bearing deposits to $381.3 million for the nine months ended September 30, 2008 from $347.1 million for the nine months ended September 30, 2007.  As an offset, the average rate paid on interest-bearing deposits decreased 17 basis points to 3.70% for the nine months ended September 30, 2008 from 3.87% for the nine months ended September 30, 2007.  We experienced increases in the average balances of certificates of deposits, savings accounts and the money market accounts and a decrease in the NOW and Super-NOW accounts category.  In an effort to better match the maturities of our assets and liabilities, we have priced longer-term certificates of deposit at above-market rates in an effort to increase our balance of these deposits.  The average cost of all deposit accounts decreased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 except for the savings account category, which increased.

Interest expense on borrowings increased $811 thousand to $1.2 million for the nine months ended September 30, 2008 from $411 thousand for the nine months ended September 30, 2007.  This increase was primarily due to a $27.0 million increase in the average balance of borrowings to $39.7 million for the nine months ended September 30, 2008 from $12.7 million for the nine months ended September 30, 2007.

Provision for Loan Losses.  We recorded a provision for loan losses for the nine months ended September 30, 2008 of $148 thousand while we recorded an $84 thousand provision for loan losses for the nine months ended September 30, 2007.  We had net charge-offs of $30 thousand for the nine months ended September 30, 2008 and a net charge-off of $1 thousand for the nine months ended September 30, 2007.

Non-interest Income.  Non-interest income was $327 thousand for the nine months ended September 30, 2008 and $862 thousand for the nine months ended September 30, 2007.  Fees and service charges on deposit accounts increased by $91 thousand to $826 thousand for the nine months ended September 30, 2008 from $735 thousand for the nine months ended September 30, 2007.  The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees and the implementation of new service charges on deposit accounts.  Gains on sales of loans totaled $7 thousand for the nine months ended September 30, 2008 compared to $37 thousand for the nine months ended September 30, 2007.  Gains on the sales and calls of investment securities totaled $251 thousand for the nine months ended September 30, 2008 compared to a loss on the sales and calls of investment securities of $2 thousand for the nine months ended September 30, 2007.  Non-interest income for the nine months ended September 30, 2008 was reduced by an other-than-temporary impairment of a mutual fund in our available-for-sale investment security portfolio.  This charge totaled $844 thousand (pre-tax) and resulted from a further decline in the fair value of the underlying mortgage-related securities held by this mutual fund.

Non-interest Expense.  Non-interest expense increased $624 thousand, or 9.5%, to $7.2 million for the nine months ended September 30, 2008 from $6.6 million for the nine months ended September 30, 2007.  Compensation and benefits expense increased $300 thousand to $4.1 million for the nine months ended September 30, 2008 from $3.8 million for the nine months ended September 30, 2007.  Normal salary increases, the hiring of new personnel to staff our new administrative headquarters, increases in medical benefit costs, increases in payroll taxes, increases in pension expense offset by a decrease in ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $105 thousand mainly due to increases in heat, light and utilities, repair and maintenance expense and depreciation due to the opening of our new administrative headquarters/full-service branch in Vineland, New Jersey.  Data processing expense increased $47 thousand due to the growth of loan and deposit accounts.  This increase in data processing costs was due to the increase in the number of savings accounts and loan accounts with our service bureau.  Professional fees increased $37 thousand.  The Company expects professional fees to increase in the future due to increased accounting, audit and legal and expenses associated complying with the Sarbanes-Oxley Act of 2002.  Other miscellaneous non-interest expense increased $149 thousand.  This was due to increases in FDIC insurance expense, supervisory examination expense, employee related expenses and contribution expense offset by reductions in employee training expense and promotion expense.

Income Tax Expense (Benefit). We recorded income tax expense of $267 thousand for the nine months ended September 30, 2008, compared to a tax benefit of $442 thousand for the nine months ended September 30, 2007.  The income tax benefit is primarily attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  A tax benefit of approximately $327 thousand has been recorded for this loss in 2007.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $22.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $171.0 million at September 30, 2008.  In addition, at September 30, 2008, we had the ability to borrow a total of approximately $138.6 million from the Federal Home Loan Bank of New York.  On that date, we had $55.4 million in advances outstanding.

At September 30, 2008, loan commitments outstanding totaled $14.4 million. In addition to commitments to originate loans, we had $27.1 million in unadvanced funds to borrowers. Total certificates of deposit due within one year of September 30, 2008 totaled $127.6 million.  Total certificates of deposit within one year of September 30, 2008 represent 29.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2008, we originated $101.1 million of loans and purchased $78.7 million of securities. For the nine months ended September 30, 2007, we originated $70.5 million of loans and purchased $38.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $57.4 million and $45.2 million for the nine months ended September 30, 2008 and 2007, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, increased $9.4 million net for the nine months ended September 30, 2008 and increased $8.3 million, net for the nine months ended September 30, 2007.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In August 2008, the property we purchased in April 2008 was renovated and opened as our eighth branch location on Landis Avenue in Vineland, New Jersey.  As of September 30, 2008, deposits totaled approximately $4.9 million.  In September 2008, we signed an agreement to purchase a property in Lawrence Township, New Jersey for $275 thousand with an expected settlement date in the fourth quarter of 2008 and an anticipated opening date in the first quarter 2009.

We have spent $302 thousand for the acquisition and development of land in Buena Township, New Jersey, $1.2 million for the acquisition and development of land in Harrison Township, New Jersey and $780 thousand for the acquisition and development of land in Millville, New Jersey.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2008, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s previous filings with the Securities and Exchange Commission, and may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.  As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from five to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level.  The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not applicable
	(b)	Not applicable
	(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plan or Programs (1)
July 1 – July 31	-	$-	-	84,954

August 1 – August 31	-	-	-	84,954

September 1 – September 30	5,000	10.55	5,000	79,954

Total	5,000	$10.55	5,000	79,954

___________________
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

COLONIAL BANKSHARES, INC.
Registrant

Date: November 14, 2008	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)