Form 10-K
period 2008-12-31
Colonial Bankshares Inc
filed 2009-03-31
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                                 to

Commission File Number: 000-51385

                                 Colonial Bankshares, Inc.
(Exact Name of Registrant as Specified in its Charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.
(1)	Yes ☒ No ☐	(2)	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 27, 2009 there were 4,428,021 shares outstanding of the registrant’s common stock, including 2,441,716 shares owned by Colonial Bankshares, MHC.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2008 was $19.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders. (Parts II and IV)
2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.    Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the effect of a dramatically slowing economy on our lending portfolio and investments, the impact of the U. S. Government’s economic stimulus program and its various financial institution rescue plans, demand for financial services in the Company’s market area, changes in real estate values in the Company’s market area and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Colonial Bankshares, MHC

Colonial Bankshares, MHC is the federally chartered mutual holding company parent of Colonial Bankshares, Inc.  Colonial Bankshares, MHC has not engaged in any significant business activity other than owning a majority of the outstanding shares of common stock of Colonial Bankshares, Inc.  As long as Colonial Bankshares, MHC exists, it will own a majority of the outstanding shares of common stock of Colonial Bankshares, Inc.  The executive offices of Colonial Bankshares, MHC are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058.  Colonial Bankshares, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Colonial Bankshares, Inc.

Colonial Bankshares, Inc. is the mid-tier stock holding company of Colonial Bank, FSB.  Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding shares of common stock of Colonial Bank, FSB.  Colonial Bankshares, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Colonial Bank, FSB.  At December 31, 2008, Colonial Bankshares, Inc. had consolidated assets of $530.6 million, total deposits of $457.2 million and equity of $40.6 million.  Colonial Bankshares, Inc.’s net income for the year ended December 31, 2008 was $1.3 million.  The executive offices of Colonial Bankshares, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Bankshares, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Vineland, New Jersey.  Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 2745 S. Delsea Drive in Vineland, New Jersey, its eight branch offices located in Cumberland and Gloucester Counties, New Jersey and through its Delaware operating subsidiary, CB Delaware Investments, Inc., which was formed in September 2006.  The telephone number at its main office is (856) 205-0058.

Our principal business activity is the origination of one- to four-family residential real estate loans.  We also offer home equity loans and lines of credit, commercial real estate loans, commercial business loans and, to a lesser extent, construction and consumer loans.  We also invest in mortgage-backed securities and other investment securities.  We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market deposit accounts, savings accounts and certificates of deposit.  Deposits are our primary source of funds for our lending and investing activities.  We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of New York.  We emphasize exceptional personal service for our customers.  Colonial Bank, FSB is subject to comprehensive regulation and examination by the Office of Thrift Supervision. Colonial Bank, FSB is a member of the Federal Home Loan Bank system.

CB Delaware Investments, Inc.

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in Vineland, New Jersey and eight branch offices in Cumberland and Gloucester Counties, New Jersey and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans, home equity loans and lines of credit and commercial real estate loans and, to a lesser extent, construction loans, commercial business loans, consumer loans, and investment securities.  Our revenues are derived principally from interest on loans and securities.  We also generate revenues from fees and service charges and other income.  Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Market Area

We primarily serve communities located in Cumberland and Gloucester Counties, New Jersey.  Our primary market for loans and deposits is concentrated in these counties.

There are many manufacturing and service industry companies in Cumberland County, while Gloucester County is a community for people who work in the greater Philadelphia, Pennsylvania area.  As of December 2008, unemployment rates in Cumberland and Gloucester Counties were 10.4% and 6.8%, respectively, compared to 7.1% for the State of New Jersey and the national average of 7.2%.  The population of Cumberland and Gloucester Counties increased at annual growth rates of approximately 0.9% and 1.7%, respectively, between 2000 and July 2006, compared to an annual growth rate of 1.0% for the United States as a whole during the same period.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2008 (the latest date for which information is available), our market share of deposits represented 16.01% of deposits in Cumberland County, making us the second largest financial institution out of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2008, our market share of deposits represented 1.68% of deposits in Gloucester County, making us the 12th largest financial institution out of 22 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

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

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2008, our gross loan portfolio totaled $305.6 million compared to $242.7 million at December 31, 2007.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $145.3 million, or 47.6% of our total loan portfolio at December 31, 2008.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2009 is currently $417,000 for single-family homes.  Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At December 31, 2008, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $10.7 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2008, the outstanding balances of home equity loans totaled $36.7 million, or 12.0% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $4.6 million, or 1.5% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We underwrite home equity loans and lines of credit with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing mortgage loan.  We appraise the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, manufacturing and retail facilities and shopping centers and, to a lesser extent, more specialized properties such as nursing homes and other healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100 thousand and $2.0 million.  Loans secured by commercial real estate totaled $82.0 million, or 26.8% of our total loan portfolio, at December 31, 2008, and consisted of 218 loans outstanding with an average loan balance of approximately $376 thousand, although we have originated loans with balances substantially greater than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Commercial Loans. We make various types of secured and unsecured commercial loans to customers in our market area for the purpose of expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2008, we had 199 commercial loans outstanding with an aggregate balance of $17.2 million, or 5.6% of the total loan portfolio.  These totals include 34 unsecured commercial loans with an aggregate outstanding balance of $1.5 million.  As of December 31, 2008, the average commercial loan balance (secured and unsecured loans) was approximately $86 thousand, although we have originated loans with balances substantially greater than this average.

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

Construction Loans.  We originate construction loans to individuals and builders in our market area.  These loans totaled $12.2 million, or 4.0% of our total loan portfolio at December 31, 2008.  These loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% of actual construction costs and, as required by applicable regulations, an 80% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$145,329	47.6%	$114,745	47.3%	$102,328	51.1%	$77,738	48.8%	$56,478	44.4%
Home equity loans and lines of credit	41,293	13.5	40,264	16.6	38,074	19.0	33,067	20.8	31,883	25.1
Multi-family	4,942	1.6	5,609	2.3	2,492	1.2	1,676	1.1	1,825	1.4
Commercial	81,983	26.8	55,606	22.9	39,186	19.6	31,392	19.7	25,786	20.3
Construction	12,223	4.0	10,137	4.2	8,371	4.2	6,267	3.9	2,265	1.8
Commercial	17,177	5.6	12,600	5.2	7,337	3.7	6,880	4.3	6,055	4.8
Consumer and other	2,616	0.9	3,752	1.5	2,427	1.2	2,258	1.4	2,824	2.2

Total loans receivable	305,563	100.0%	242,713	100.0%	200,215	100.0%	159,278	100.0%	127,116	100.0%
Deferred loan fees	(307)		(281)		(323)		(336)		(326)
Allowance for loan losses	(2,105)		(1,392)		(1,373)		(1,168)		(990)

Total loans receivable, net	$303,151		$241,040		$198,519		$157,774		$125,800

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2009	$1,658	5.34%	$6,412	4.42%	$1,227	5.88%	$13,404	5.47%
2010	594	7.26%	1,860	5.55%	2,673	7.00%	3,975	5.98%
2011	743	7.15%	2,459	6.16%	291	8.00%	2,269	7.86%
2012 to 2013	11,577	6.74%	10,596	5.62%	31	8.00%	36,379	6.28%
2014 to 2018	9,515	5.42%	5,319	6.82%	244	6.99%	18,244	6.36%
2019 to 2023	13,985	5.39%	13,167	6.80%	-	-%	5,320	6.26%
2023 and beyond	107,257	6.02%	1,480	5.37%	476	5.61%	2,392	6.27%

Total	$145,329	5.98%	$41,293	5.87%	$4,942	6.65%	$81,983	6.19%

	Construction		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2009	$12,223	5.82%	$5,408	4.49%	$495	8.32%	$40,827	5.32%
2010	-	-%	1,104	6.64%	386	11.09%	10,592	6.49%
2011	-	-%	2,010	6.30%	632	10.30%	8,404	7.12%
2012 to 2013	-	-%	4,833	6.28%	920	7.50%	64,336	6.27%
2014 to 2018	-	-%	3,822	6.58%	183	7.49%	37,327	6.22%
2019 to 2023	-	-%	-	-%	-	-%	32,472	6.11%
2023 and beyond	-	-%	-	-%	-	-%	111,605	6.01%

Total	$12,223	5.82%	$17,177	5.81%	$2,616	8.86%	$305,563	6.06%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$132,921	$10,750	$143,671
Home equity loans and lines of credit	34,881	-	34,881
Multi-family	3,715	-	3,715
Commercial	68,579	-	68,579
Commercial	11,769	-	11,769
Consumer and other	2,121	-	2,121

Total loans	$253,986	$10,750	$264,736

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

During 2008, we sold approximately $338 thousand in loans.  We have not purchased any loans in recent periods.  We are an approved loan seller and seller/servicer for Fannie Mae.  We may sell conforming loans in the future, and we may retain the servicing rights for the conforming loans we sell, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary.  We would retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

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

In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the Board.  Appraisals are then reviewed by the appropriate loan underwriting areas.  Under certain conditions, we may not require appraisals for loans under $250 thousand, but we obtain appraisals in many of these cases.  We also require title insurance, hazard insurance and, if necessary, flood insurance on property securing mortgage loans.

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $307 thousand and $281 thousand at December 31, 2008 and 2007, respectively.

Loans to One Borrower.  At December 31, 2008, our five largest aggregate amounts loaned to any borrower and related interests totaled $5.7 million, $5.4 million, $4.8 million, $4.8 million and $4.5 million. These loans are all secured loans and are performing according to their terms.  Under federal banking regulations, at December 31, 2008 our maximum loan-to-one borrower limit was $5.8 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2008
Real estate loans:
One- to four-family residential	10	$1,574	1	$382	11	$1,956
Home equity loans and lines of credit	5	117	4	290	9	407
Multi-family	-	-	-	-	-	-
Commercial	3	753	4	511	7	1,264
Construction	-	-	-	-	-	-
Commercial	-	-	2	13	2	13
Consumer and other	15	80	2	73	17	153
Total	33	$2,524	13	$1,269	46	$3,793

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$82	4	$682	5	$764
Home equity loans and lines of credit	4	78	1	10	5	88
Multi-family	-	-	-	-	-	-
Commercial	-	-	1	252	1	252
Construction	-	-	-	-	-	-
Commercial	2	197	3	118	5	315
Consumer and other	7	18	2	22	9	40
Total	14	$375	11	$1,084	25	$1,459

At December 31, 2006
Real estate loans:
One- to four-family residential	1	$52	2	$167	3	$219
Home equity loans and lines of credit	5	253	2	22	7	275
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	1	44	1	44
Commercial	-	-	-	-	-	-
Consumer and other	7	115	-	-	7	115
Total	13	$420	5	$233	18	$653

At December 31, 2005
Real estate loans:
One- to four-family residential	1	$41	2	$37	3	$78
Home equity loans and lines of credit	4	147	1	39	5	186
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer and other	11	209	1	4	12	213
Total	16	$397	4	$80	20	$477

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2004
Real estate loans:
One- to four-family residential	2	$25	1	$22	3	$47
Home equity loans and lines of credit	5	129	2	60	7	189
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer and other	9	32	2	25	11	57
Total	16	$186	5	$107	21	$293

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,015	$764	$167	$37	$-
Home equity loans and lines of credit	290	10	22	39	-
Multi-family	-	-	-	-	-
Commercial	511	252	-	-	-
Construction	-	-	44	-	-
Commercial	13	118	-	-	-
Consumer and other	73	22	-	4	-
Total	1,902	1,166	233	80	-

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-	-	-	22
Home equity loans and lines of credit	-	-	-	-	60
Multi-family	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	25
Total loans 90 days or more past due	-	-	-	-	107

Total non-performing loans	1,902	1,166	233	80	107

Foreclosed real estate	113	-	-	-	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	$2,015	$1,166	$233	$80	$107

Ratios:
Total non-performing loans to total loans	0.62%	0.48%	0.12%	0.05%	0.08%
Total non-performing loans to total assets	0.36%	0.25%	0.06%	0.02%	0.03%
Total non-performing assets to total assets	0.38%	0.25%	0.06%	0.02%	0.03%

The amount of the allowance for loan losses allocated to the $1.9 million of non-performing loans at December 31, 2008, noted above, was $206 thousand.  We have calculated this amount by determining the specific valuation allowance against each loan.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2008, we had $8.5 million of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements.  When we classify problem assets as loss, we charge-off such amounts.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2008, classified assets consisted of substandard assets of $2.0 million and no loans classified as doubtful or loss assets.  The classified assets total includes $1.9 million of nonperforming loans.

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

(2)	allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	levels of, and trends in, charge-offs and recoveries;

●	national and local economic trends and conditions;

●	trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

●	experience, ability, and depth of lending management and other relevant staff.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$1,392	$1,373	$1,168	$990	$667

Charge-offs:
Real estate loans:
One- to four-family residential	(11)	—	—	—	(4)
Home equity loans and lines of credit	(2)	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	(5)	(62)	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	(32)	(6)	(10)	(31)	(38)
Total charge-offs	(50)	(68)	(10)	(31)	(42)

Recoveries:
Real estate loans:
One- to four-family residential	3	—	—	—	—
Home equity loans and lines of credit	—	—	15	—	—
Multi-family	—	—	—	—	—
Commercial	4	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	3	21	5	11
Total recoveries	7	3	36	5	11

Net recoveries (charge-offs)	(43)	(65)	26	(26)	(31)
Provision for loan losses	756	84	179	204	354

Balance at end of year	$2,105	$1,392	$1,373	$1,168	$990

Ratios:
Net recoveries (charge-offs) to average loans outstanding	(0.02)%	(0.03)%	0.01%	(0.03)%	(0.05)%
Allowance for loan losses to non-performing loans at end of year	110.67%	119.38%	589.27%	1,460.00%	925.23%
Allowance for loan losses to total loans at end of year	0.69%	0.57%	0.69%	0.73%	0.77%

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

	At December 31,
	2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$273	13.0%	47.6%	$115	8.3%	47.3%	$265	19.3%	51.1%
Home equity loans and lines of credit	57	2.7	13.5	40	2.9	16.6	95	6.9	19.0
Multi-family	16	0.7	1.6	70	5.0	2.3	—	—	1.2
Commercial	863	41.0	26.8	825	59.3	22.9	695	50.6	19.6
Construction	63	3.0	4.0	71	5.1	4.2	—	—	4.2
Commercial	271	12.9	5.6	158	11.3	5.2	220	16.0	3.7
Consumer and other	212	10.1	0.9	113	8.1	1.5	98	7.2	1.2
Unallocated	350	16.6	0.0	-	-	-	-	-	-

Total allowance for loan losses	$2,105	100.0%	100.00%	$1,392	100.0%	100.0%	$1,373	100.0%	100.0%

	At December 31,
	2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$205	17.5%	48.8%	$146	14.8%	44.4%
Home equity loans and lines of credit	83	7.1	20.8	80	8.1	25.1
Multi-family	—	—	1.1	—	—	1.4
Commercial	640	54.8	19.7	518	52.3	20.3
Construction	—	—	3.9	—	—	1.8
Commercial	155	13.3	4.3	156	15.8	4.8
Consumer and other	85	7.3	1.4	90	9.0	2.2

Total allowance for loan losses	$1,168	100.0%	100.0%	$990	100.0%	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration.  As of December 31, 2008, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), and we held no preferred securities issued by either Fannie Mae or Freddie Mac.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

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

Mortgage-Backed Securities.  We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2008, our mortgage-backed securities portfolio had a fair value of $120.3 million, consisting of pass-through securities.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (government sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Colonial Bank, FSB, and guarantee the payment of principal and interest to these investors.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or lesser than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities.  We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio.

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

Corporate Debt Securities and Municipal Bonds.  At December 31, 2008, we held $16.8 million in corporate debt securities, at fair value, $13.5 million of which were classified as available for sale and $3.3 million of which were classified as held to maturity.  At December 31, 2008, we held $12.5 million in bonds issued by states and political subdivisions, $8.9 million of which were classified as held to maturity at amortized cost and $3.6 million of which were classified as available for sale at fair value.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond.

Equity Securities.  At December 31, 2008, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2008 was $2.0 million based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds.  At December 31, 2008 and 2007, the Company made a determination to write down this mutual fund for “other than temporary impairment”.  The Company took an impairment charge (pre-tax) of $1.2 million and $284 thousand, respectively, based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.  The Company does not believe this impairment is related to credit quality but rather to the widening of spreads in the bond market for mortgage related securities.

U.S. Government Agency Securities.  At December 31, 2008, we held U.S. Government agency securities available for sale with a fair value of $22.2 million and U.S. Government agency securities held to maturity of $970 thousand. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed	$115,245	$117,010	$79,085	$79,454	$53,646	$53,229
U.S. Government agency	21,963	22,245	44,052	44,275	29,534	29,128
Corporate	15,249	13,483	12,880	12,267	8,956	8,660
Mutual funds (1)	2,643	2,643	14,385	14,385	13,942	13,716
Municipal	3,659	3,632	5,402	5,504	23,927	24,259
SBA pools	6,453	6,449	7,614	7,664	7,759	7,933
Total securities available-for-sale	$165,212	$165,462	$163,418	$163,549	$137,764	$136,925

Securities held-to-maturity:
Mortgage-backed	$3,143	$3,256	$3,766	$3,863	$3,972	$4,064
U.S. Government agency	932	970	1,420	1,442	1,412	1,369
Corporate	3,969	3,259	2,173	2,317	1,698	1,828
Municipal	8,853	8,847	9,854	10,354	11,640	12,239
Total securities held-to-maturity	$16,897	$16,332	$17,213	$17,976	$18,722	$19,500

(1)  The cost and fair value for 2008 and 2007 reflect an impairment charge of approximately $1.2 million and $284 thousand before income tax benefit.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2008 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available-for-sale:
Mortgage-backed	$446	4.56%	$937	6.20%	$2,404	5.48%	$111,458	5.05%	$115,245	$117,010	5.07%
U.S. Government agency	3,010	4.08	5,998	4.88	9,003	5.45	3,952	5.06	21,963	22,245	5.04
Corporate	2,628	4.35	7,181	5.53	4,940	5.24	500	4.00	15,249	13,483	5.18
Mutual funds	2,643	4.78	-	-	-	-	-	-	2,643	2,643	4.78
Municipal	-	-	366	6.92	1,845	7.00	1,448	6.52	3,659	3,632	6.80
SBA pools	-	-	893	4.85	2,845	5.41	2,715	2.28	6,453	6,449	4.02
Total securities available-for-sale	$8,727	4.40%	$15,375	5.31%	$21,037	5.54%	$120,073	5.00%	$165,212	$165,462	5.07%

Securities held-to-maturity:
Mortgage-backed	$-	-%	$61	6.28%	$1,077	6.25%	$2,005	5.95%	$3,143	$3,256	6.06%
U.S. Government agency	-	-	-	-	932	7.13	-	-	932	970	7.13
Corporate	968	4.11	986	9.38	1,819	6.00	196	6.44	3,969	3,259	6.40
Municipal	1,429	6.48	1,051	6.87	1,308	8.24	5,065	8.65	8,853	8,847	8.03
Total securities held-to-maturity	$2,397	5.52%	$2,098	8.03%	$5,136	6.83%	$7,266	7.84%	$16,897	$16,332	7.23%

Sources of Funds

General.  Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of certificates of deposit, savings accounts, NOW accounts, checking accounts, money market deposit accounts, club accounts and individual retirement accounts. We provide commercial checking accounts for businesses.  In addition, we provide low-cost checking account services for low-income customers.

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2008, we had $43.6 million in brokered certificates of deposits.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$18,146	3.97%	0.0%	$15,141	4.08%	—%	$18,055	5.35%	—%
Savings	81,050	17.73	2.76	55,716	15.00	2.18	57,260	16.98	1.72
NOW accounts	55,439	12.12	0.72	45,255	12.19	2.12	36,740	10.89	1.89
Super NOW accounts	15,532	3.40	1.75	16,520	4.45	1.77	14,200	4.21	1.71
Money market deposit	45,404	9.93	3.26	20,670	5.56	3.72	20,553	6.10	3.54
Total transaction accounts	215,571	47.15	2.03	153,302	41.28	2.11	146,808	43.53	1.81

Certificates of deposit	241,660	52.85	3.97	218,080	58.72	4.86	190,446	56.47	4.74

Total deposits	$457,231	100.0%	3.06%	$371,382	100.00%	3.72%	$337,254	100.00%	3.46%

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $125.5 million.  The following table sets forth the maturity of those certificates as of December 31, 2008.

At December 31, 2008
(In thousands)

Three months or less	$14,859
Over three months through six months	16,896
Over six months through one year	48,013
Over one year to three years	41,169
Over three years	4,547

Total	$125,484

At December 31, 2008, $152.6 million of our certificates of deposit had maturities of one year or less.  We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the years indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$356,241	$319,199	$271,087
Net deposits (withdrawals) before interest credited	68,789	23,410	38,655
Interest credited	14,055	13,632	9,457
Ending balance	$439,085	$356,241	$319,199

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of year	$31,227	$45,939	$8,324
Average balance during year	$41,140	$17,605	$15,504
Maximum outstanding at any month end	$58,998	$45,939	$23,975
Weighted average interest rate at end of year	4.46%	4.33%	5.54%
Average interest rate during year	3.99%	4.54%	4.84%

At December 31, 2008 the maturities of the borrowings are as follows:  $3.0 million due in June 2009, $4.0 million due in October 2009, $4.0 million due in November 2009, $4.0 million due in December 2009, $3.0 million due in June 2010, $4.0 million due in October 2010, $3.0 million due in June 2011 and $6.2 million is an monthly amortizing loan with a final maturity due in June 2021.

At December 31, 2008, we had the ability to borrow approximately $127.5 million under our credit facilities with the Federal Home Loan Bank of New York of which $31.2 million was outstanding.

Employees

As of December 31, 2008, we had 88 full-time employees and 16 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

FEDERAL AND STATE TAXATION

Tax Allocation

Colonial Bank, FSB, Colonial Bankshares, Inc. and CB Delaware Investments, Inc. have established a method for allocating and for reimbursing the payment of their consolidated tax liability.

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

At December 31, 2008, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, pre-1988 base year reserves remain subject to recapture should Colonial Bank, FSB make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a financial institution charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2008, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

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

At December 31, 2008, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2008, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2008, Colonial Bank, FSB held 87.9% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Assessments.  The Office of Thrift Supervision charges assessments to recover the costs of examining savings banks and their affiliates.  These assessments are based on three components: the size of the savings bank on which the basic assessment is based; the savings bank’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the bank’s operations.  For 2008, our combined assessment was $123 thousand.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2008, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The FDIC insures deposit accounts in Colonial Bank, FSB generally up to a maximum of $100,000 per separately-insured depositor, and up to a maximum of $250,000 per separately-insured depositor for certain retirement accounts.  As an FDIC-insured depository institutions, Colonial Bank, FSB is required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund.  As of December 31, 2008, the annual FDIC assessment rate ranged from $0.05 to $0.43 per $100 of insured deposits, based on the institution’s relative risk to the Deposit Insurance Fund, as measured by the institution’s regulatory capital position and other supervisory factors.  The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

As a result of the Emergency Economic Stabilization Act of 2008 (“EESA”) signed into law on October 3, 2008, the $100,000 limit on insured deposits has been increased to $250,000, matching the limit on qualified retirement accounts, through December 31, 2009.  In addition, Colonial Bank, FSB has elected to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”).  Under the Transaction Account Guarantee Program, non-interest bearing transaction deposit accounts and interest –bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through the same date.  While this unlimited insurance coverage is in effect, covered deposits in excess of the $250,000 limit are subject to a surcharge of $0.10 per $100 of deposits insured by the FDIC.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO).  FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation.  For the quarter ended December 31, 2008, the annualized FICO assessment was equal to $0.012 for each $100 of insured domestic deposits maintained at an institution.

In 2008, we were assessed total FDIC premiums of $252 thousand, consisting of $207 thousand in deposit insurance premiums and $45 thousand in FICO assessments.  Colonial Bank, FSB was permitted to reduce its 2007 and 2008 deposit insurance premium payments by $147 thousand and $14 thousand, respectively, in FDIC “credits,” previously earned by Colonial Bank, FSB for its participation in the Deposit Insurance Fund.  Colonial Bank, FSB has no remaining deposit insurance credits at December 31, 2008.

Due to losses incurred by the DIF in 2008, and in anticipation of future losses, the FDIC adopted an across-the-board seven basis point increase in the assessment range, effective January 2009.  In addition to this increase, Banks will be assessed up to an additional nine basis points, beginning in the second quarter of 2009 assessment period, as a result of subsequent refinements made by the FDIC to the risk-based assessment system.  Furthermore, on February 27, 2009, the FDIC adopted the interim rule imposing a 20-basis point emergency special assessment on the industry June 30, 2009, which is to be collected on September 30, 2009.  The interim rule also permits the FDIC to impose an emergency special assessment of up to ten basis points after June 30, 2009, if necessary, to maintain public confidence in federal deposit insurance.  Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register.

Emergency Economic Stabilization Act of 2008

The U.S. Department of the Treasury has purchased equity positions in a wide variety of financial services companies under a program, known as the Troubled Asset Relief Program- Capital Purchase Program (the “TARP Capital Purchase Program”).

The Treasury has made capital available to U.S. financial services companies in the form of preferred stock.  In conjunction with the purchase of preferred stock, which will yield 5% for the first five years that it is outstanding, and 9% thereafter, until it is redeemed, the Treasury will receive warrants to purchase common stock with an aggregate market value equal to 15% of the preferred investment.  The TARP Capital Purchase Program also has other terms and conditions, including limitations of cash dividends, restrictions on treasury stock repurchases and executive compensation limitations.

Colonial Bank, FSB has a strong capital position, with total capital to risk-weighted assets in excess of 13% and has decided, after careful consideration, not to apply to participate in the TARP Capital Purchase Program.

Temporary Liquidity Guarantee Program

The Federal Deposit Insurance Corporation has implemented a Temporary Liquidity Guarantee Program. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the Federal Deposit Insurance Corporation will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the Federal Deposit Insurance Corporation will guarantee certain noninterest-bearing transaction accounts.  The Company and the Bank, by regulation, were automatically participating in the Temporary Liquidity Guarantee Program through December 5, 2008.

The Company has carefully evaluated each of these two programs and decided to “opt-out” of continued participation in the Debt Guarantee Program.  The Bank did not “opt-out” of the Transaction Account Guarantee Program and therefore will continue to participate in that program providing unlimited Federal Deposit Insurance, through December 31, 2009, to certain noninterest-bearing transaction accounts held at Colonial Bank, FSB.  The cost of participate in the Transaction Account Guarantee Program is not expected to have a significant impact on the operations of the Company.

On January 16, 2009, in an effort to further strengthen the financial system and U.S. economy, the FDIC announced that it will soon propose rule changes to the Temporary Liquidity Guarantee Program to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending.  Until the details of this extended program are finalized and published, we cannot determine to what extent , if any, we would participate in this program.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  Currently, the capital stock requirement is comprised of: 1) Membership Stock, which equals 0.20% of Colonial Bank, FSB’s mortgage-related assets as of December 31, 2007 and 2) Activity-Based Stock, which equals 4.5% of outstanding borrowings from the Federal Home Loan Bank.  As of December 31, 2008, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2008, Colonial Bank, FSB was in compliance with these reserve requirements.

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

ITEM 1A   Risk Factors

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.  As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Current Market and Economic Conditions and Related Government Responses May Significantly Affect Our Operations, Financial Condition, and Earnings

Recent negative developments in the national and global credit markets have resulted in uncertainty in the financial markets with the expectation of a continued downturn in general economic conditions, including increased levels of unemployment, continuing into 2009 and beyond.  The resulting economic pressure on consumers and businesses may adversely affect our business, financial condition, and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

In general, loan and investment securities credit quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, the potential exists for new federal or state laws and regulations regarding revisions to the overall regulatory framework, as well as lending and funding practices and liquidity standards.  Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing a loan.  These events may have a significant adverse impact our financial performance.  In addition, these risks could affect the performance and value of our loan portfolio as well as the performance and value of our investment securities portfolio, which would also negatively affect our financial performance.

In addition, deflation pressures while possibly could lower our operating costs, could have a significant negative affect on our borrowers, especially our business borrowers, and the values of underlying collateral loans, which could negatively affect our financial performance.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury.  These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Legislative or Regulatory Responses to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

Current and future proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and may limit an institution’s ability to foreclose on mortgage collateral.  If proposals such as these, or other proposals limiting our rights as a creditor, were to be implemented, we could experience increased credit losses on our loans or mortgage-backed securities portfolio, or increased expense in pursuing our remedies as a creditor.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The FDIC imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from five to 43 basis points of the institution’s deposits.  In February 2009, the FDIC published the final rule that would raise the current deposit insurance assessment rates (to a range from 8 to 77.5 basis points) in 2009 and also published an interim final rule related to a one-time assessment of 20 basis points as of the June 30, 2009, payable September 30, 2009.

Based upon our initial review of the FDIC’s final rule, our annual expense for FDIC insurance based on deposits as of December 31, 2008, would increase by approximately $61 thousand.  Additionally our expense would increase an additional $920 thousand based on the interim final rule related to the one-time assessment of 20 basis points.

A Significant Portion of Our Loan Portfolio is Unseasoned

Our loan portfolio has grown to $303.2 million at December 31, 2008 from $125.8 million at December 31, 2004.  It is difficult to assess the future performance of these recently originated loans.  We cannot assure you that these loans will not have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may, based upon information available to them at the time of their review, require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations

Our financial condition and results of operations are significantly affected by changes in market interest rates.  Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities.  Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets.  If rates increase rapidly as a result of perceived inflationary pressures, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue.

We also are subject to reinvestment risk associated with changes in interest rates.  Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense.  In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do.

In addition, recent turmoil in the United States and world economies, and more specifically in the financial services industry, has resulted in financial services companies such as investment banking institutions, and automobile and real estate finance companies, electing to become bank holding companies.  These financial services companies have traditionally received their funding from sources other than insured bank deposits.  Many of the alternative funding sources traditionally utilized by these companies is no longer available and has resulted in these companies relying more on insured bank deposits to fund their operations, increasing competition for deposits and related costs of such deposits.

The Need to Account for Certain Assets at Estimated Fair Value May Adversely Affect Our Results of Operations

We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk.  Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to our securities portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the securities and our estimation of the anticipated recovery period.

If Our Investment in the Common Stock of the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease

We own common stock of the Federal Home Loan Bank of New York. The common stock is held to qualify for membership in the Federal Home Loan Bank system and to be eligible to borrow funds under the FHLB’s advance programs.  The aggregate cost of our FHLB common stock as of December 31, 2008, was $2.0 million based on its par value.  There is no market for FHLB common stock.

Recent published reports indicates that certain member banks of the Federal Home Loan Bank system may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a Federal Home Loan Bank system, including the FHLB of New York, could be substantially diminished or reduced to zero.  Consequently, there is a risk that the Company’s investment in FHLB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the impairment charge.

Risks Associated with System Failures, Interruptions, or Breaches of Security Could Negatively Affect Our Earnings

Information technology systems are critical to our business.  We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans.  We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

We Are Subject to Extensive Regulatory Oversight

We and our subsidiaries are subject to extensive regulation and supervision.  Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements.  There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control.  In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt policies and procedures and to install systems.  We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.  Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings.  In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry.  Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

The Price and Trading of Our Common Stock is Subject to Various Factors Many That Are Out of our Control

The price of our common stock can fluctuate significantly in response to various factors, including, but not limited to: actual or anticipated variations in our results of operations; news reports regarding trends and issues in the financial services industry; the real estate market; interest rates;  earnings estimates and recommendations of securities analyst; the performance and stock price of other companies that investors or analyst deem comparable to us; actual or anticipated changes in the economy; capital market activities; mergers and acquisitions involving our peers and speculation regarding our merger and acquisition activities; speculation about, or an actual change, dividend payments; changes in legislation or regulation impacting financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Bank or its affiliates; threats of terrorism or military conflicts; and in general market fluctuations. Fluctuations in our stock price may make it more difficult for you to sell your common stock at an attractive price.

ITEM 2.    Properties

The following table provides certain information with respect to our eight banking offices as of December 31, 2008:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$6,036

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$436

1107 North High Street Millville, New Jersey 08332	Owned	$303

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$495

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$389

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$330

271 Lambs Road Sewell, New Jersey 08080	Owned	$315

125 West Landis Avenue Vineland, New Jersey 08360	Owned	$557

In addition to the above properties, the Company has purchased land in the Borough of Buena in Atlantic County, New Jersey as a possible branch location and the total amount invested in this site to date is $341 thousand.  The Company has purchased land in Millville, Cumberland County, New Jersey as a possible branch location and the total amount invested in this site to date is $788 thousand.  The Company purchased land in Harrison Township, New Jersey as a possible branch location and the total amount invested in this site to date is $1.3 million.  As we are in the early stages of planning, we cannot determine completion dates or estimated costs to complete.

In July 2008, the Company opened a branch office on Landis Avenue in Vineland, New Jersey.  Total costs including land, building and furniture, fixtures and equipment totaled approximately $585 thousand.

In November 2008, the Company purchased a building in Cedarville, New Jersey (Township of Lawrence) for $275 thousand as a branch location.  After renovations, the branch opened in January 2009.

The net book value of our premises, land and equipment was approximately $11.6 million at December 31, 2008.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.    Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Reference is made to the “Market for Common Stock” section of Colonial Bankshares’ 2008 Annual Report to Stockholders, which is incorporated herein by reference.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the fourth quarter of 2008 are set forth in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plan
October 1 – October 31, 2008	-	-	-	79,954
November 1 – November 30, 2008	10,000	7.55	10,000	69,954
December 1 – December 31, 2008	10,000	7.80	10,000	59,954

Total	20,000	7.68	20,000	-

ITEM 6.    Selected Financial Data

The selected financial data included in Colonial Bankshares’ 2008 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Colonial Bankshares’ 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.         Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.    Financial Statements and Supplementary Data

The consolidated financial statements included in Colonial Bankshares’ 2008 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.         Controls and Procedures

None

ITEM 9A(T)     Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B.         Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

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

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.          Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	285,093	$12.47	25,095
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	285,093	$12.47	25,095

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(d)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

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

ITEM 15.          Exhibits and Financial Statement Schedules

3.1	Charter of Colonial Bankshares, Inc. (1)
3.2	Bylaws of Colonial Bankshares, Inc. (1)
4	Form of Common Stock Certificate of Colonial Bankshares, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (2)
10.3	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) (3)
10.4	Form of Colonial Bankshares, Inc. 2006 stock-Based Incentive Plan Stock Option Agreement (Employees) (3)
10.5	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) (3)
10.6	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) (3)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka (4)
10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III (5)
10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan (6)
10.10	Amended and Restated Employment Agreement with Edward J. Geletka
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III
10.12	Amended and Restated Employment Agreement with William F. Whelan
10.13	Bonus Plan, including amendments
13	Portions of Annual Report to Stockholders
14	Code of Ethics (7)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Colonial Bankshares (File no. 333-123583), originally filed with the Securities and Exchange Commission on March 25, 2005.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL BANKSHARES, INC.

Date: March 30, 2009	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive	March 30, 2009
Edward J. Geletka	Officer and Director (Principal
Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and	March 30, 2009
L. Joseph Stella, III	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Albert A. Fralinger, Jr.	Chairman of the Board	March 30, 2009
Albert A. Fralinger, Jr.

/s/ Gregory J. Facemyer	Vice Chairman of the Board	March 30, 2009
Gregory J. Facemyer

/s/ Richard S. Allen	Director	March 30, 2009
Richard S. Allen

/s/ John Fitzpatrick	Director	March 30, 2009
John Fitzpatrick

/s/ Frank M. Hankins, Jr.	Director	March 30, 2009
Frank M. Hankins, Jr.

/s/ James Quinn	Director	March 30, 2009
James Quinn