Form 10-Q
period 2009-03-31
Colonial Bankshares Inc
filed 2009-05-15
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(1)  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
As of May 11, 2009, 4,425,021 shares of common stock, par value $0.10 per share

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
At March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008

	(Dollars in thousands, except share data)
Assets
Cash and amounts due from banks	$26,393	$23,407
Investment securities available for sale	168,828	165,462
Investment securities held to maturity (fair value at March 31, 2009 - $17,079; at December 31, 2008 - $16,332)	17,765	16,897
Loans receivable, net of allowance for loan losses of $2,257 at March 31, 2009 and $2,105 at December 31, 2008	303,062	303,151
Loans available for sale	751	-
Real estate owned	113	113
Federal Home Loan Bank stock, at cost	1,987	1,991
Office properties and equipment, net	11,694	11,563
Bank-owned life insurance	2,700	2,674
Accrued interest receivable	2,158	2,298
Other assets	3,382	3,020
Total Assets	$538,833	$530,576

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$18,391	$18,146
Interest-bearing	445,127	439,085
Total deposits	463,518	457,231
Federal Home Loan Bank short-term borrowings	3,000	3,000
Federal Home Loan Bank long-term borrowings	28,141	28,227
Advances from borrowers for taxes and insurance	696	620
Accrued interest payable and other liabilities	1,403	868
Total Liabilities	496,758	489,946

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,425,021 shares at March 31, 2009 and 4,428,021 at December 31, 2008	452	452
Additional paid-in capital	20,382	20,290
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,200)	(1,200)
Treasury stock, at cost, 132,125 shares at March 31, 2009 and 129,125 shares at December 31, 2008	(1,578)	(1,559)
Retained earnings	22,882	22,439
Accumulated other comprehensive income	1,137	208
Total Stockholders’ Equity	42,075	40,630
Total Liabilities and Stockholders’ Equity	$538,833	$530,576

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands except per share date)
Interest Income
Loans, including fees	$4,591	$3,925
Mortgage-backed securities	1,531	1,089
Securities:
Taxable	580	1,297
Tax-exempt	127	159
Total Interest Income	6,829	6,470

Interest Expense
Deposits	3,265	3,574
Borrowings	342	364
Total Interest Expense	3,607	3,938
Net Interest Income	3,222	2,532

Provision for Loan Losses	195	-
Net Interest Income after Provision for Loan Losses	3,027	2,532

Non-Interest Income
Fees and service charges	277	258
Gain on sale of loans	8	7
Impairment charge on investment securities	(97)	(150)
Net gain (loss) on sales and calls of investment securities	157	(22)
Earnings on life insurance	26	24
Other	5	5
Total Non-Interest Income	376	122

Non-Interest Expenses
Compensation and benefits	1,341	1,340
Occupancy and equipment	373	315
FDIC insurance premium	391	41
Data processing	202	182
Office supplies	46	35
Professional fees	127	93
Other	316	275
Total Non-Interest Expenses	2,796	2,281
Income before Income Tax Expense	607	373

Income Tax expense	164	69
Net Income	$443	$304

Per Share Data (See Note 3):
Earnings per share – basic	$0.10	$0.07
Earnings per share – diluted	$0.10	$0.07

Weighted average number of shares outstanding – basic	4,271,718	4,301,482
Weighted average number of shares outstanding - diluted	4,271,718	4,301,482

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity

	(Dollars in thousands)

Balance, January 1, 2009	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:

Net income	-	-	-	443	-	-	443
Net change in unrealized gain on securities available for sale, net of tax expense of $485	-	-	-	-	-	929	929
Total Comprehensive Income	-	-	-	-	-	-	1,372

Treasury stock purchased (3,000 shares)	-	-	-	-	(19)	-	(19)

Stock-based compensation expense (restricted stock awards)	-	55	-	-	-	-	55

Stock-based compensation expense (stock options)	-	37	-	-	-	-	37

Balance, March 31, 2009	$452	$20,382	$(1,200)	$22,882	$(1,578)	$1,137	$42,075

Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive income:

Net income	-	-	-	304	-	-	304
Net change in unrealized gain on securities available for sale, net of tax expense of $384	-	-	-	-	-	749	749
Total Comprehensive Income	-	-	-	-	-	-	1,053

Stock-based compensation expense (restricted stock awards)	-	55	-	-	-	-	55

Stock-based compensation expense (stock options)	-	37	-	-	-	-	37

Balance, March 31, 2008	$452	$20,014	$(1,316)	$21,398	$(1,189)	$814	$40,173

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net income	$443	$304
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	195	-
Depreciation expense	155	143
Stock-based compensation expense	92	92
Impairment charge on investment securities	97	150
Net earnings on bank-owned life insurance	(26)	(24)
Loans originated for sale	(1,468)	(331)
Proceeds from sale of loans	725	338
Gain on sale of loans	(8)	(7)
Net amortization of loan costs	(5)	(9)
Net (gain) loss on sales and calls of investment securities	(157)	22
Accretion of premium and discount on investment securities, net	(131)	(110)
Decrease (increase) in accrued interest receivable	140	(57)
(Increase) in other assets	(847)	(178)
Increase (decrease) in accrued interest payable and other liabilities	535	(22)
Net cash (used in) provided by operating activities	(260)	311
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	351	1,000
Proceeds from calls and maturities of investment securities available for sale	13,507	14,472
Proceeds from calls and maturities of investment securities held to maturity	2,447	2,000
Purchase of investment securities available for sale	(17,502)	(9,016)
Purchase of investment securities held to maturity	(3,398)	(1,802)
Purchase of mortgage-backed securities available for sale	(4,508)	(13,434)
Purchase of office properties and equipment	(286)	(73)
Principal repayments from investment securities	414	267
Principal repayments from mortgage-backed securities	6,060	3,372
Net redemption of Federal Home Loan Bank stock	4	382
Maturity of interest-bearing time deposits in banks	-	208
Net increase in loans receivable	(101)	(18,644)
Net cash used for investing activities	(3,012)	(21,268)
Cash Flows from Financing Activities:
Net increase in deposits	6,287	31,485
Increase in Federal Home Loan Bank short-term borrowings, net	-	(8,410)
Repayment of Federal Home Loan Bank long-term borrowings	(86)	(81)
Increase in advances from borrowers for taxes and insurance	76	91
Acquisition of treasury stock	(19)	-
Net cash provided by financing activities	6,258	23,085
Increase in cash and cash equivalents	2,986	2,128
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,407	15,978
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,393	$18,106

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$3,611	$3,934
Income taxes	$380	$230

See notes to unaudited consolidated financial statements.

COLONIAL BANKSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Bankshares, Inc. (the “Company”) was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB (the “Bank”).  The Company is a federally chartered corporation and owns 100% of the outstanding common stock of the Bank.  The Bank is a federally chartered capital stock savings bank.  Colonial Bankshares, MHC, a federally chartered mutual holding company, is the parent of the Company and owns approximately 55% of the Company’s outstanding common stock.  The Bank is a wholly owned subsidiary of the Company.  The Bank has established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”) whose purpose is to invest in and manage securities.

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months ended March 31, 2009 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of other-than-temporary impairment of investment securities, the potential impairment of Federal Home Loan Bank (“FHLB”) stock and our ability to realize deferred tax assets.

The Bank maintains its executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland, Sewell and Cedarville New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial and consumer loans and investments.

2.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The FSP provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2009 is $443 thousand and the net income for the three months ended March 31, 2008 is $304 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At March 31, 2009 and 2008, respectively there were 249,643 and 244,804 anti-dilutive non-vested awards and options excluded from the computation of diluted earnings per share because the option price was greater than the average market price, respectively.

	For the Three Months Ended March 31,
	2009	2008
Net Income	$443,000	$304,000

Weighted average common shares issued	4,521,696	4,521,696
Average unearned ESOP shares	(119,986)	(131,589)
Average treasury stock shares	(129,992)	(88,625)
Weighted average common shares outstanding – basic	4,271,718	4,301,482
Effect of dilutive non –vested shares and stock options outstanding	-	-
Weighted average common shares outstanding – diluted	4,271,718	4,301,482
Basic earnings per share	$0.10	$0.07
Diluted earnings per share	$0.10	$0.07

4.	Stock Based Compensation

The Company’s Board of Directors and stockholders have adopted the 2006 Colonial Bankshares, Inc. Stock-Based Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of shares of common stock and the grant of stock options to officers, employees and directors of the Company.  Under the 2006 Plan, the Company may grant options to purchase 221,563 shares of Company stock and may grant up to 88,625 shares of common stock as restricted stock awards.

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the 2006 Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under the 2006 Plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the grant date.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At March 31, 2009, there were 25,095 options available for grant under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vests 20% annually beginning October 19, 2007.  For the three months ended March 31, 2009 and 2008, $55 thousand, respectively, in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $18 thousand, respectively.  As of March 31, 2009, there was $562 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.50 years.  At March 31, 2008, there was $783 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.50 years.

Activity in issued but unvested award shares during the three months ended March 31, 2009 was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	53,175	$12.47
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	53,175	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	78,588	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 7.5 years at March 31, 2009 and 8.5 years at March 31, 2008.

Stock-based compensation expense related to stock options for the three months ended March 31, 2009 and 2008, were $37 thousand, respectively, with a related tax benefit of $13 thousand, respectively.  As of March 31, 2009, there was approximately $379 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 2.50 years.  At March 31, 2008, there was approximately $527 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $21 thousand and $30 thousand for the three months ended March 31, 2009 and 2008, respectively.

The following table presents the components of the ESOP shares:

	March 31, 2009	March 31, 2008
Shares released for allocation	46,412	34,809
Unreleased shares	119,986	131,589
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Other comprehensive income:
Unrealized holding gains on available for sale securities	$1,571	$1,111
Reclassification adjustment for net (gains) losses realized in net income	(157)	22
Net unrealized gains	1,414	1,133
Income tax expense	485	384
Net of tax amount	$929	$749

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $4.1 million of standby letters of credit outstanding as of March 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit is not material.

7.	Investment Securities

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At March 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed	$113,889	$117,530	$115,245	$117,010
U. S. Government agency	26,958	27,235	21,963	22,245
Corporate	14,274	12,077	15,249	13,483
Mutual funds	2,292	2,292	2,643	2,643
Municipal	3,657	3,608	3,659	3,632
SBA pools	6,093	6,086	6,453	6,449
Total securities available-for-sale	$167,163	$168,828	$165,212	$165,462

Securities held-to-maturity:
Mortgage-backed	$2,991	$3,120	$3,143	$3,256
U. S. Government agency	-	-	932	970
Corporate	3,994	3,139	3,969	3,259
Municipal	10,780	10,820	8,853	8,847
Total securities held-to-maturity	$17,765	$17,079	$16,897	$16,332

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition, rating and near-term prospects of the issuer, and (3) the intent and ability of the Bank to hold the investment securities until a recovery of fair value.

The Company’s investment in mortgage-backed securities consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company has the ability and intent to hold the investments until a recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2009.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As noted above as to the ability and intent of the Company to hold the investments, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2009.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial and insurance sectors of the economy.  All interest payments are current in regards to the investments and all of the bonds are still rated as investment grade by at least one of the rating agencies.  As the Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2009.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company has the ability and intent to hold the investments until a recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2009.

The Company recognized an additional write down of a mutual fund held in its available-for-sale investment portfolio for “other-than-temporary impairment.”  For the three months ended March 31, 2009 and 2008, the Company took an impairment charge of $97 thousand (pre-tax) and $150 thousand (pre-tax), respectively, or an after-tax charge of $58 thousand and $100 thousand, respectively.  The Company’s decision was based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.

During the first quarter of 2009, the Company redeemed $250 thousand of the mutual fund at a pre-tax loss of approximately $4 thousand, or an after-tax loss of $3 thousand.

8.	Loans

The components of loans at March 31, 2009 and December 31, 2008 are as follows:

	At March 31, 2009		At December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$146,550	47.9%	$145,329	47.6%
Home equity loans and lines of credit	40,225	13.2	41,293	13.5
Multi-family	4,926	1.6	4,942	1.6
Commercial	85,857	28.1	81,983	26.8
Construction	10,339	3.4	12,223	4.0
Commercial	15,303	5.0	17,177	5.6
Consumer and other	2,420	0.8	2,616	0.9
Total loans receivable	$305,620	100.0%	$305,563	100.0%
Deferred loan fees	(301)		(307)
Allowance for loan losses	(2,257)		(2,105)
Total loans receivable, net	$303,062		$303,151

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

Nonaccrual loans amounted to approximately $1.3 million and $1.9 million at March 31, 2009 and December 31, 2008, respectively.

Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due or if we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.

9.	Deposits

Deposit accounts, by type, at March 31, 2009 and December 31, 2008 are summarized as follows:

	At March 31, 2009			At December 31, 2008
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$18,391	3.97%	-%	$18,146	3.97%	-%
Savings	84,499	18.23	2.62	81,050	17.73	2.76
NOW accounts	60,262	13.00	0.39	55,439	12.12	0.72
Super NOW accounts	15,787	3.40	1.63	15,532	3.40	1.75
Money market demand	47,450	10.24	2.67	45,404	9.93	3.26
Total transaction accounts	226,389	48.84	1.76	215,571	47.15	2.06

Certificates of deposit	237,129	51.16	3.84	241,660	52.85	3.97

Total deposits	$463,518	100.00%	2.82%	$457,231	100.00%	3.06%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at March 31, 2009 and December 31, 2008:

Maturity	Interest Rate	March 31, 2009	December 31, 2008
		(Dollars in thousands)
June 23, 2009	3.35	$3,000	$3,000
October 19, 2009	4.65	4,000	4,000
November 20, 2009	4.23	4,000	4,000
December 3, 2009	3.89	4,000	4,000
June 23, 2010	3.88	3,000	3,000
October 18, 2010	4.70	4,000	4,000
June 23, 2011	4.31	3,000	3,000
June 30, 2021	5.57	6,141	6,227
		$31,141	$31,227

At March 31, 2009, the Bank had a borrowing capacity of $127.4 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral.  At March 31, 2009, the Bank had $31.1 million in outstanding borrowings from the FHLB of New York.

11.	Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$168,828	$-	$168,828	$-

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$165,462	$-	$165,462	$-

The fair value of investment securities available-for-sale is based on quoted market prices for similar or identical assets or other observable inputs that are provided by recognized broker dealers or an independent third party.

For assets measured at fair value on a nonrecurrent basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follow:

	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$257	$-	$-	$257
Real estate owned	$113	$-	$-	$113

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$257	$-	$-	$257
Real estate owned	$113	$-	$-	$113

The fair-value of impaired loans is based on the fair-value of the collateral less specific valuation allowances.

At March 31, 2009 and December 31, 2008, impaired loans totaled $366 thousand and $370 thousand, respectively.  The amounts of related valuation allowances were $109 thousand and $113 thousand, respectively, at those dates.

Real estate owned is based on the fair value of the collateral less estimated costs to sell the property.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at March 31, 2009.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased $8.2 million, or 1.6%, to $538.8 million at March 31, 2009, from $530.6 million at December 31, 2008.  The increase was the result of increases in cash and amounts due from banks, investment securities available-for-sale, investment securities held-to-maturity, loans available for sale and other assets.

Net loans receivable remained constant at $303.1 million at March 31, 2009 from $303.2 million at December 31, 2008.  One- to four-family residential real estate loans increased $1.3 million, or 0.9%, to $146.6 million at March 31, 2009 from $145.3 million at December 31, 2008.  Commercial real estate loans increased $3.9 million, or 4.8%, to $85.9 million at March 31, 2009 from $82.0 million at December 31, 2008.  Home equity loans and lines of credit, construction loans and commercial loans decreased by $1.1 million, $1.9 million and $1.9 million, respectively.

Securities available-for-sale increased $3.3 million, or 2.0%, to $168.8 million at March 31, 2009 from $165.5 million at December 31, 2008.  The increase was the result of purchases in the amount of $22.0 million and increases in market value of $1.4 million offset by $6.3 million in principal amortization and $13.8 million in sales, calls and maturities.  In addition, securities held-to-maturity increased by $868 thousand, to $17.8 million at March 31, 2009 from $16.9 million at December 31, 2008.  This increase was the result of purchases of $3.4 million offset by principal amortization of $154 thousand and maturities of $2.4 million.

Deposits increased $6.3 million, or 1.4%, to $463.5 million at March 31, 2009 from $457.2 million at December 31, 2008.  The largest increase was in NOW accounts, which increased $4.9 million, or 8.8%, to $60.3 million at March 31, 2009 from $55.4 million at December 31, 2008.  Savings accounts increased $3.4 million, or 4.2%, to $84.5 million at March 31, 2009 from $81.1 million at December 31, 2008.  Money-market deposit accounts increased by $2.1 million, or 4.6%, to $47.5 million at March 31, 2009 from $45.4 million at December 31, 2008.  Super-NOW accounts increased by $255 thousand to $15.8 million at March 31, 2009 from $15.5 million at December 31, 2008, non-interest bearing demand accounts increased by $245 thousand to $18.4 million at March 31, 2009 from $18.1 million at December 31, 2008 and certificates of deposit decreased by $4.6 million to $237.1 million at March 31, 2009 from $241.7 million at December 31, 2008.

Federal Home Loan Bank borrowings totaled $31.1 million at March 31, 2009 compared to $31.2 million at December 31, 2008.

Total stockholders’ equity increased $1.5 million to $42.1 million at March 31, 2009 from $40.6 million at December 31, 2008.  This increase was attributable to net income of $443 thousand and an increase in other accumulated comprehensive income of $929 thousand.  Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

General.  Net income increased $139 thousand to $443 thousand for the three months ended March 31, 2009 from $304 thousand for the three months ended March 31, 2008.  The principal reasons for the increase were an increase of $690 thousand in net interest income, an increase in non-interest income of $254 thousand offset by an increase in the provision for loan losses of $195 thousand, an increase in non-interest expense of $515 thousand and an increase in income tax expense of $95 thousand.

Interest Income.  Interest income increased $359 thousand, or 5.5%, to $6.8 million for the three months ended March 31, 2009 from $6.5 million for the three months ended March 31, 2008.  The increase in interest income resulted from a $666 thousand increase in interest income on loans offset by a decrease of $307 thousand in interest income on securities.

Interest income on loans increased $666 thousand, or 17.0%, to $4.6 million for the three months ended March 31, 2009 from $3.9 million for the three months ended March 31, 2008.  The average balance of loans increased $55.7 million, or 22.4%, to $304.1 million for the three months ended March 31, 2009 from $248.4 million for the three months ended March 31, 2008.  As an offset, the average yield decreased to 6.04% for the three months ended March 31, 2009 from 6.32% for the three months ended March 31, 2008.  The increase in the average balance of loans resulted primarily from increases across all loan categories: mortgage, commercial and consumer loans.

Interest income on securities decreased $307 thousand, or 12.1% to $2.2 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008.  This decrease was due to a decrease in the average balance of investment securities to $177.9 million for the three months ended March 31, 2009 from $182.1 million for the three months ended March 31, 2008 in addition to an decrease in the average yield on the securities portfolio to 5.03% for the three months ended March 31, 2009 from 5.59% for the three months ended March 31, 2008.

Interest Expense. Interest expense decreased $331 thousand, or 8.4%, to $3.6 million for the three months ended March 31, 2009 from $3.9 million for the three months ended March 31, 2008.

Interest expense on interest-bearing deposits decreased by $309 thousand, or 8.6%, to $3.3 million for the three months ended March 31, 2009 from $3.6 million for the three months ended March 31, 2008.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 3.04% for the three months ended March 31, 2009 from 3.91% for the three months ended March 31, 2008, offset by an increase in the average balance of interest-bearing deposits to $429.1 million for the three months ended March 31, 2009 from $365.5 million for the three months ended March 31, 2008.  We experienced increases in the average balances of certificates of deposits, savings accounts, money market deposit accounts, NOW and Super-NOW accounts.

Interest expense on borrowings decreased $22 thousand to $342 thousand for the three months ended March 31, 2009 from $364 thousand for the three months ended March 31, 2008.  This decrease was primarily due to a $703 thousand decrease in the average balance of borrowings to $31.2 million for the three months ended March 31, 2009 from $31.9 million for the three months ended March 31, 2008 and a decrease in the average rate paid on borrowings to 4.39% for the three months ended March 31, 2009 from 4.57% for the three months ended March 31, 2008.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  We recorded a provision for loan losses in the amount of $195 thousand for the three months ended March 31, 2009 and did not record a provision for loan losses for the three months ended March 31, 2008.  For the three months ended March 31, 2009, there was a net charge-off of $43 thousand. For the three months ended March 31, 2008, there was a net charge-off of $2 thousand.  The allowance for loan losses as a percentage of total loans was 0.74% and 0.69% at March 31, 2009 and December 31, 2008, respectively.

Non-interest Income.  Non-interest income was $376 thousand for the three months ended March 31, 2009 and $122 thousand for the three months ended March 31, 2008.  There was a net gain on the sale and call of securities of $157 thousand for the three months ended March 31, 2009, compared to a loss of $22 thousand during the same quarter in 2008.  Fees and service charges on deposit accounts increased by $19 thousand to $277 thousand for the three months ended March 31, 2009 from $258 thousand for the three months ended March 31, 2008.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees and the implementation of new service charges on deposit accounts.  Non-interest income for the three months ended March 31, 2009 was reduced by an other-than-temporary impairment of a mutual fund in our available-for-sale investment security portfolio.  This charge totaled $97 thousand (pre-tax) and resulted from a further decline in the fair value of the underlying mortgage-related securities held by this mutual fund.  For the three months ended March 31, 2008, the other-than-temporary impairment of the mutual fund was $150 thousand.

Non-interest Expense.  Non-interest expense increased $515 thousand, or 22.6%, to $2.8 million for the three months ended March 31, 2009 from $2.3 million for the three months ended March 31, 2008.  Compensation and benefits expense remained constant at $1.3 million for the three months ended March 31, 2009 and 2008, respectively.  Occupancy and equipment expense increased $58 thousand mainly due to increases in heat, light and utilities, depreciation expense and real estate taxes which is attributable to the new branch locations.  Data processing expense increased $20 thousand due to the growth of loan and deposit accounts which is also due to the new branch locations.  Professional fees increased $34 thousand mainly due to increases in legal fees and accounting and audit expenses.  Federal deposit insurance premiums increased to $391 thousand for the three months ended March 31, 2009 from $41 thousand for the three months ended March 31, 2008.    This increase was mainly due to increases in the balance of insurable accounts and in the increase in the deposit insurance rates as assessed by the FDIC.  Other miscellaneous non-interest expense increased $41 thousand.  This increase was mainly due to an increase in employee training expense, annual meeting expense, supervisory examination expense and loan processing expense.

Income Tax Expense. We recorded income tax expense of $164 thousand for the three months ended March 31, 2009, compared to $69 thousand for the three months ended March 31, 2008.  Our effective tax rate for the three months ended March 31, 2009 and 2008 was 27.1% and 18.5%, respectively, and are below the combined state and federal statutory rate and this was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  The reason for the increase in the percentage noted above is due to the decrease in the percentage of tax-exempt income to net income for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, the Bank incurred a net operating loss of approximately $1.1 million and $1.3 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended March 31, 2009 and 2008.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $26.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $168.8 million at March 31, 2009.  In addition, at March 31, 2009, we had the ability to borrow a total of approximately $127.4 million from the Federal Home Loan Bank of New York.  On that date, we had $31.1 million in advances outstanding.

At March 31, 2009, loan commitments outstanding totaled $13.9 million. In addition to commitments to originate loans, we had $20.2 million in unadvanced funds to borrowers. Total certificates of deposit due within one year of March 31, 2009 totaled $166.6 million.  Total certificates of deposit due within one year of March 31, 2009 represent 35.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2009, we originated $13.9 million of loans and purchased $25.4 million of securities.  For the three months ended March 31, 2008, we originated $33.2 million of loans and purchased $24.3 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $6.3 million and $31.5 million for the three months ended March 31, 2009 and 2008, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, decreased $86 thousand net for the three months ended March 31, 2009 and decreased $8.5 million, net for the three months ended March 31, 2008.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In January 2009, we opened our ninth branch office in Cedarville, Lawrence Township, New Jersey.

We have spent $350 thousand for the acquisition and development of land in the Borough of Buena, New Jersey, $1.3 million for the acquisition and development of land in Harrison Township, New Jersey and $788 thousand for the acquisition and development of land in Millville, New Jersey.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

There are no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 which could materially and adversely affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plan or Programs (1)
January 1 – January 31	-	$-	-	59,954

February 1 – February 28	-	-	-	59,954

March 1 – March 31	3,000	$6.55	3,000	56,954

Total	3,000	$6.55	3,000	56,954

___________________

(1)
On March 24, 2008, the Company announced its second stock repurchase program to repurchase 100,454 shares or approximately 5.0% of the Company’s outstanding common stock held by stockholders other than Colonial Bankshares, MHC.

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

COLONIAL BANKSHARES, INC. Registrant

Date: May 14, 2009	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)