Form 10-Q
period 2009-06-30
Colonial Bankshares Inc
filed 2009-08-13
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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
As of August 10, 2009, 4,422,521 shares of common stock, par value $0.10 per share

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
At June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008

	(Dollars in thousands, except share data)
Assets
Cash and amounts due from banks	$32,133	$23,407
Investment securities available for sale	166,442	165,462
Investment securities held to maturity (fair value at June 30, 2009 - $30,353; at December 31, 2008 - $16,332)	30,578	16,897
Loans receivable, net of allowance for loan losses of $2,247 at June 30, 2009 and $2,105 at December 31, 2008	307,321	303,151
Loans available for sale	673	—
Real estate owned	113	113
Federal Home Loan Bank stock, at cost	1,763	1,991
Office properties and equipment, net	11,649	11,563
Bank-owned life insurance	2,726	2,674
Accrued interest receivable	2,126	2,298
Other assets	3,091	3,020

Total Assets	$558,615	$530,576

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$17,145	$18,146
Interest-bearing	473,848	439,085
Total deposits	490,993	457,231
Federal Home Loan Bank short-term borrowings	—	3,000
Federal Home Loan Bank long-term borrowings	22,000	28,227
Advances from borrowers for taxes and insurance	762	620
Accrued interest payable and other liabilities	2,121	868

Total Liabilities	515,876	489,946

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	—	—
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,422,521 shares at June 30, 2009 and 4,428,021 at December 31, 2008	452	452
Additional paid-in capital	20,475	20,290
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,200)	(1,200)
Treasury stock, at cost, 134,625 shares at June 30, 2009 and 129,125 shares at December 31, 2008	(1,596)	(1,559)
Retained earnings	23,087	22,439
Accumulated other comprehensive income	1,521	208
Total Stockholders’ Equity	42,739	40,630

Total Liabilities and Stockholders’ Equity	$558,615	$530,576

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands except per share data)
Interest Income
Loans, including fees	$4,588	$4,122	$9,179	$8,047
Mortgage-backed securities	1,456	1,309	2,987	2,398
Securities:
Taxable	583	1,012	1,163	2,309
Tax-exempt	164	144	291	303
Total Interest Income	6,791	6,587	13,620	13,057

Interest Expense
Deposits	3,192	3,514	6,457	7,088
Borrowings	331	364	673	728
Total Interest Expense	3,523	3,878	7,130	7,816
Net Interest Income	3,268	2,709	6,490	5,241

Provision for Loan Losses	—	—	195	—
Net Interest Income after Provision for Loan Losses	3,268	2,709	6,295	5,241

Non-Interest Income
Fees and service charges	304	284	581	542
Gain on sale of loans	41	—	49	7
Impairment charge on investment securities	(249)	(368)	(346)	(518)
Net gain on sales and calls of investment securities	128	238	285	216
Earnings on life insurance	27	24	52	47
Other	5	5	11	11
Total Non-Interest Income	256	183	632	305

Non-Interest Expenses
Compensation and benefits	1,493	1,343	2,834	2,683
Occupancy and equipment	397	327	770	642
FDIC insurance premium	206	81	597	122
Data processing	181	194	383	376
Office supplies	51	41	97	76
Professional fees	134	108	261	201
Other	827	299	1,143	574
Total Non-Interest Expenses	3,289	2,393	6,085	4,674
Income before Income Tax Expense	235	499	842	872

Income Tax Expense	30	112	194	181

Net Income	$205	$387	$648	$691

Per Share Data (See Note 3):
Earnings per share – basic	$0.05	$0.09	$0.15	$0.16
Earnings per share – diluted	$0.05	$0.09	$0.15	$0.16

Weighted average number of shares outstanding – basic	4,268,761	4,296,855	4,270,232	4,299,169
Weighted average number of shares outstanding - diluted	4,268,761	4,385,480	4,270,232	4,387,794

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) Six Months Ended June 30, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2009	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:
Net income	—	—	—	648	—	—	648
Net change in unrealized gain on securities available for sale, net of tax expense of $736	—	—	—	—	—	1,313	1,313
Total Comprehensive Income	—	—	—	—	—	—	1,961

Treasury stock purchased (5,500 shares)	—	—	—	—	(37)	—	(37)

Stock-based compensation expense (restricted stock awards)	—	111	—	—	—	—	111

Stock-based compensation expense (stock options)	—	74	—	—	—	—	74

Balance, June 30, 2009	$452	$20,475	$(1,200)	$23,087	$(1,596)	$1,521	$42,739

Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive loss:
Net income	—	—	—	691	—	—	691
Net change in unrealized loss on securities available for sale, net of tax benefit of $557	—	—	—	—	—	(934)	(934)
Total Comprehensive Loss	—	—	—	—	—	—	(243)

Treasury stock purchased (15,500 shares)	—	—	—	—	(163)	—	(163)

Stock-based compensation expense (restricted stock awards)	—	111	—	—	—	—	111

Stock-based compensation expense (stock options)	—	74	—	—	—	—	74

Balance, June 30, 2008	$452	$20,107	$(1,316)	$21,785	$(1,352)	$(869)	$38,807

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$648	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	195	—
Depreciation expense	323	285
Stock-based compensation expense	185	185
Impairment charge on investment securities	346	518
Net earnings on bank-owned life insurance	(52)	(47)
Loans originated for sale	(4,801)	(331)
Proceeds from sale of loans	4,177	338
Gain on sale of loans	(49)	(7)
Net amortization of loan costs	20	(8)
Net (gain) on sales and calls of investment securities	(285)	(216)
Accretion of premium and discount on investment securities, net	(268)	(241)
Decrease in accrued interest receivable	172	79
Increase in other assets	(808)	(162)
Increase (decrease) in accrued interest payable and other liabilities	1,253	(55)

Net cash provided by operating activities	1,056	1,029
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	602	19,149
Proceeds from sales of mortgage-backed securities available-for-sale	1,674	2,911
Proceeds from calls and maturities of investment securities available-for-sale	27,004	25,912
Proceeds from calls and maturities of investment securities held-to-maturity	4,447	2,000
Purchase of investment securities available-for-sale	(31,997)	(18,947)
Purchase of investment securities held-to-maturity	(18,533)	(3,712)
Purchase of mortgage-backed securities available-for-sale	(10,877)	(41,425)
Purchase of office properties and equipment	(409)	(1,257)
Principal repayments from investment securities	823	583
Principal repayments from mortgage-backed securities	14,453	8,232
Net decrease (increase) of Federal Home Loan Bank stock	228	(249)
Maturity of interest-bearing time deposits in banks	—	208
Net increase in loans receivable	(4,385)	(34,695)

Net cash used for investing activities	(16,970)	(41,290)
Cash Flows from Financing Activities:
Net increase in deposits	33,762	41,499
Decrease in Federal Home Loan Bank short-term borrowings, net	(3,000)	(2,705)
Proceeds from Federal Home Loan Bank long-term borrowings	—	6,000
Repayment of Federal Home Loan Bank long-term borrowings	(6,227)	(163)
Increase in advances from borrowers for taxes and insurance	142	173
Acquisition of treasury stock	(37)	(163)

Net cash provided by financing activities	24,640	44,641

Increase in cash and cash equivalents	8,726	4,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,407	15,978

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,133	$20,358

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$7,313	$8,073
Income taxes	$800	$331
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	—	$155

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2009 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through August 10, 2009.

2.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which amends SFAS No. 157 to provide additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FAS 157-4 also provides guidance for determining whether a transaction is an orderly one. FAS 157-4 is effective prospectively for interim periods and annual years ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The application of the provisions of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The application of the provisions of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The application of the provisions of FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate the adoption of FAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate the adoption of FAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the six months ended June 30, 2009 is $648 thousand and the net income for the six months ended June 30, 2008 is $691 thousand. Net income for the three months ended June 30, 2009 is $205 thousand and the net income for the three months ended June 30, 2008 is $387 thousand. Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation. At June 30, 2009 and 2008, respectively there were 249,643 and 196,468 anti-dilutive non-vested awards and options excluded from the computation of diluted earnings per share because the option price was greater than the average market price, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$205,000	$387,000	$648,000	$691,000

Weighted average common shares issues	4,521,696	4,521,696	4,521,696	4,521,696
Average unearned ESOP shares	(119,986)	(131,589)	(119,986)	(131,589)
Average treasury stock shares	(132,949)	(93,252)	(131,478)	(90,938)
Weighted average common shares outstanding-basic	4,268,761	4,296,855	4,270,232	4,299,169
Effect of dilutive non-vested shares and stock options outstanding	—	88,625	—	88,625
Weighted average common shares outstanding-diluted	4,268,761	4,385,480	4,270,232	4,387,794
Basic earnings per share	$0.05	$0.09	$0.15	$0.16
Diluted earnings per share	$0.05	$0.09	$0.15	$0.16

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the 2006 Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs). Only NQOs may be granted to nonemployee directors under the 2006 Plan and ISOs may be granted to employees. The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan. The 2006 Plan will terminate ten years from the date of adoption. Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant. Options may not be granted with a term longer than 10 years. Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares. At June 30, 2009, there were 25,095 options available for grant under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $12.47 per share. The restricted stock awarded vests 20% annually beginning October 19, 2007. For the three months and six months ended June 30, 2009, $56 thousand and $111 thousand, respectively, in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $19 thousand and $37 thousand, respectively. As of June 30, 2009, there was $507 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.25 years. At June 30, 2008, there was $728 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.25 years.

Activity in issued but unvested award shares during the six months ended June 30, 2009 was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	53,175	$12.47
Granted	—	—
Forfeitures	—	—
Vested	—	—
Restricted stock, end of period	53,175	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded. The options awarded vest 20% annually beginning October 19, 2007. The following is a summary of the Company’s stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	196,468	$12.47
Granted	—	—
Exercised	—	—
Forfeitures	—	—
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	78,588	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006: dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%. The calculated fair value of options granted in 2006 was $3.79 per option. The weighted average contractual term of options outstanding and exercisable were 7.25 years at June 30, 2009 and 8.25 years at June 30, 2008.

Stock-based compensation expense related to stock options for the three and six months ended June 30, 2009, were $37 thousand and $74 thousand, respectively, with a related tax benefit of $13 thousand and $26 thousand, respectively. As of June 30, 2009, there was approximately $341 thousand of unrecognized compensation cost related to unvested stock options granted in 2006. The cost will be recognized in a straight line method over a period of 2.25 years. At June 30, 2008, there was approximately $490 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s contribution expense for the ESOP was $20 thousand and $41 thousand for the three and six months ended June 30, 2009, respectively.

The following table presents the components of the ESOP shares:

	June 30, 2009	June 30, 2008
Shares released for allocation	46,412	34,809
Unreleased shares	119,986	131,589
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities. Other comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	$763	$(2,385)	$2,334	$(1,275)
Reclassification adjustment for net (gains) losses realized in net income	(128)	(238)	(285)	(216)
Net unrealized gains (losses)	635	(2,623)	2,049	(1,491)
Income tax expense (benefit)	251	(941)	736	(557)

Net of tax amount	$384	$(1,682)	$1,313	$(934)

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $4.3 million of standby letters of credit outstanding as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit is not material.

7.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for Sale:
June 30, 2009
U. S. Government obligations	$29,468	$162	$(58)	$29,572
Corporate	13,130	120	(1,163)	12,087
Mutual funds	2,056	—	—	2,056
Municipal securities	3,331	34	(63)	3,302
SBA pools	5,805	34	(53)	5,786
Mortgage-backed securities	110,367	3,423	(151)	113,639
	$164,157	$3,773	$(1,488)	$166,442

December 31, 2008
U. S. Government obligations	$21,963	$331	$(49)	$22,245
Corporate	15,249	67	(1,833)	13,483
Mutual funds	2,643	—	—	2,643
Municipal securities	3,659	49	(76)	3,632
SBA pools	6,453	58	(62)	6,449
Mortgage-backed securities	115,245	2,172	(407)	117,010
	$165,212	$2,677	$(2,427)	$165,462

Held to Maturity:
June 30, 2009
Corporate	$4,772	$8	$(497)	$4,283
Municipal securities	22,936	198	(65)	23,069
Mortgage-backed securities	2,870	131	—	3,001
	$30,578	$337	$(562)	$30,353

December 31, 2008
U. S. Government obligations	$932	$38	$—	$970
Corporate	3,969	19	(729)	3,259
Municipal securities	8,853	217	(223)	8,847
Mortgage-backed securities	3,143	113	—	3,256
	$16,897	$387	$(952)	$16,332

All of the Company’s mortgage-backed securities at June 30, 2009 and December 31, 2008 have been issued by government agencies or government sponsored enterprises.

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$17,688	$17,694	$5,058	$5,075
Due after one year through five years	3,136	3,205	36,503	36,514
Due after five year through ten years	3,477	3,012	16,847	15,977
Due thereafter	6,277	6,442	105,749	108,876
	$30,578	$30,353	$164,157	$166,442

At June 30, 2009 and December 31, 2008, $64.4 million and $74.2 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $289 thousand and $4 thousand, respectively, for the six months ended June 30, 2009, and $357 thousand and $141 thousand, respectively, for the six months ended June 30, 2008, were realized on sales and calls of investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$11,918	$58	$—	$—	$11,918	$58
Corporate	2,159	59	5,344	1,104	7,503	1,163
Municipal securities	1,225	63	—	—	1,225	63
SBA pools	0	—	2,547	53	2,547	53
Mortgage-backed securities	8,107	142	844	9	8,951	151
Total	$23,409	$322	$8,735	$1,166	$32,144	$1,488

At December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$451	$13	$1,931	$36	$2,382	$49
Corporate	8,889	1,157	2,748	676	11,637	1,833
Municipal securities	1,373	76	—	—	1,373	76
SBA pools	1,609	38	1,316	24	2,925	62
Mortgage-backed securities	31,136	357	2,046	50	33,182	407
Total	$43,458	$1,641	$8,041	$786	$51,499	$2,427

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$2,880	$122	$457	$375	$3,337	$497
Municipal securities	1,539	65	—	—	1,539	65
Total	$4,419	$187	$457	$375	$4,876	$562

At December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$1,474	$351	$605	$378	$2,079	$729
Municipal securities	2,367	223	—	—	2,367	223
Total	$3,841	$574	$605	$378	$4,446	$952

The Company’s investment in mortgage-backed securities consists of government sponsored enterprise (GSE) securities. The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration. The contractual cash flows for the investments are performing as expected. As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2009.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration. All principal and interest payments are current in regards to the investments. The contractual cash flows of these investments are guaranteed by an agency of the United States government. The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality. As noted above as to the ability and intent of the Company to hold the investments, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2009.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial and insurance sectors of the economy. All interest payments are current in regards to the investments and all of the bonds except an AMBAC Financial Group, Inc. (“AMBAC”) corporate bond are still rated as investment grade by at least one of the rating agencies. In the second quarter of 2009, the AMBAC bond was downgraded and was not considered investment grade as a result of the downgrade. With the downgrade, the Company determined that the AMBAC bond was other-than-temporarily impaired and wrote-down the bond by $246 thousand to its estimated fair market value. In regards to the other corporate investments as the Company has the intent to hold the investments and will not be required to sell the securities before recovery occurs, the Company does not consider the other corporate investments to be other-than-temporarily impaired at June 30, 2009.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey. The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company has the intent to hold the investments and will not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2009.

The Company recognized an other-than-temporarily impairment charge for the AMBAC corporate bond and an AMF mutual fund. For the three and six months ended June 30, 2009, the Company took total impairment charges of $249 thousand (pre-tax) and $346 thousand (pre-tax), respectively, or an after-tax charge of $149 thousand and $208 thousand, respectively.

During the second quarter of 2009, the Company redeemed $250 thousand of the mutual fund at a pre-tax gain of approximately $3 thousand, or an after-tax gain of $2 thousand.

8.	Loans

The components of loans at June 30, 2009 and December 31, 2008 are as follows:

	At June 30, 2009		At December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$145,999	47.1%	$145,329	47.6%
Home equity loans and lines of credit	38,589	12.4	41,293	13.5
Multi-family	4,910	1.6	4,942	1.6
Commercial	89,080	28.7	81,983	26.8
Construction	9,815	3.2	12,223	4.0
Commercial	18,860	6.1	17,177	5.6
Consumer and other	2,641	0.9	2,616	0.9
Total loans receivable	$309,894	100.0%	$305,563	100.0%
Deferred loan fees	(326)		(307)
Allowance for loan losses	(2,247)		(2,105)
Total loans receivable, net	$307,321		$303,151

Our loans are originated and administered through our loan policies. We originate one-to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family loans. We offer fixed-rate, adjustable-rate and balloon loans that fully amortize with monthly loan payments.

We have not originated or purchased any sub-prime or Alt-A loans. We have not originated or purchased payment-option ARMs or negative amortizing loans.

Nonaccrual loans amounted to approximately $2.8 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the nonaccrual loans were comprised of $2.1 million of one- to-four family residential loans, $278 thousand of home equity loans and $452 thousand of commercial loans. At June 30, 2009, the valuation allowances set up for the nonaccrual loans totaled $122 thousand for one- to-four family residential loans, $34 thousand for the home equity loans and $172 thousand for the commercial loans, respectively.

Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due or if we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.

9.	Deposits

Deposit accounts, by type, at June 30, 2009 and December 31, 2008 are summarized as follows:

	At June 30, 2009			At December 31, 2008
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:

Non-interest bearing demand	$17,145	3.49%	—%	$18,146	3.97%	—%
Savings	85,521	17.42	2.59	81,050	17.73	2.76
NOW accounts	87,642	17.85	1.01	55,439	12.12	0.72
Super NOW accounts	17,771	3.62	1.45	15,532	3.40	1.75
Money market deposit	53,418	10.88	1.93	45,404	9.93	3.26
Total transaction accounts	261,497	53.26	1.68	215,571	47.15	2.06

Certificates of deposit	229,496	46.74	3.71	241,660	52.85	3.97

Total deposits	$490,993	100.00%	2.63%	$457,231	100.00%	3.06%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2009 and December 31, 2008:

Maturity	Interest Rate	June 30, 2009	December 31, 2008
		(Dollars in thousands)

June 23, 2009	3.35%	$—	$3,000
October 19, 2009	4.65	4,000	4,000
November 20, 2009	4.23	4,000	4,000
December 3, 2009	3.89	4,000	4,000
June 23, 2010	3.88	3,000	3,000
October 18, 2010	4.70	4,000	4,000
June 23, 2011	4.31	3,000	3,000
June 30, 2021	5.57	—	6,227
		$22,000	$31,227

At June 30, 2009, the Bank had a borrowing capacity of $118.3 million available from the FHLB of New York, which is based on the amount of FHLB stock held or levels of other assets, including investment securities, which are available for collateral. At June 30, 2009, the Bank had $22.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs

Securities available-for-sale	$166,442	$—	$166,442	$—

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs

Securities available-for-sale	$165,462	$—	$165,462	$—

The fair value of investment securities available-for-sale is based on quoted market prices for similar or identical assets or other observable inputs that are provided by recognized broker dealers or an independent third party.

For assets measured at fair value on a nonrecurrent basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follow:

	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$280	$—	$—	$280

Real estate owned	$113	$—	$—	$113

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$257	$—	$—	$257

Real estate owned	$113	$—	$—	$113

The fair value of impaired loans is based on the fair value of the collateral less specific valuation allowances.

At June 30, 2009 and December 31, 2008, impaired loans totaled $452 thousand and $370 thousand, respectively. The amounts of related valuation allowances were $172 thousand and $113 thousand, respectively, at those dates.

Real estate owned is based on the fair value of the collateral less estimated costs to sell the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

Cash and Amounts Due From Banks (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and amounts due from banks approximate those assets’ fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2009 the fair value consists of the loan balances of $452 thousand, net of a valuation allowance of $172 thousand.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of restricted investment in Company stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$32,133	$32,133	$23,407	$23,407
Investment securities available-for-sale	166,442	166,442	165,462	165,462
Investment securities held-to-maturity	30,578	30,353	16,897	16,332
Federal Home Loan Bank stock	1,763	1,763	1,991	1,991
Loans receivable, net	307,321	320,168	303,151	311,796
Accrued interest receivable	2,126	2,126	2,298	2,298

Liabilities:
Deposits	490,993	498,432	457,231	467,070
Federal Home Loan Bank short-term borrowings	—	—	3,000	3,000
Federal Home Loan Bank long-term borrowings	22,000	22,484	28,227	30,896
Accrued interest payable	250	250	433	433

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “will,” “will likely result,” “believe,” “expect,” “plan,” “will continue,” “is anticipated,” “estimate,” “intend,” “project,” and similar expressions are intended to identify these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.

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

Allowance for Loan Losses. The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish the allowance for loan losses. The allowance for loan losses is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date.

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.

The allowance for losses on loans is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance is adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in our lending policies and procedures, changes in current general economic conditions and business conditions affecting our primary lending areas, credit quality trends, collateral values, loans volumes and concentrations, seasoning of the loan portfolio, loss experience, and duration of the current business cycle. The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

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

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management reviews current economic conditions, the length of time and extent to which the fair value has been less than cost, the current level and spreads in interest rates, the bond rating of each security and the fact that the Company will not be required to sell the security before recovery occurs. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment is necessary related to the FHLB stock at June 30, 2009.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $28.0 million, or 5.3%, to $558.6 million at June 30, 2009, from $530.6 million at December 31, 2008. The increase was the result of increases in cash and amounts due from banks, investment securities available-for-sale, investment securities held-to-maturity and loans available for sale.

Net loans receivable increased $4.1 million, or 1.4%, to $307.3 million at June 30, 2009 from $303.2 million at December 31, 2008. One-to four-family residential real estate loans increased $670 thousand to $146.0 million at June 30, 2009 from $145.3 million at December 31, 2008. Commercial real estate loans increased $7.1 million, or 8.7%, to $89.1 million at June 30, 2009 from $82.0 million at December 31, 2008. Home equity loans and lines of credit decreased $2.7 million to $38.6 million at June 30, 2009 from $41.3 million at December 31, 2008. Multi-family mortgage loans remained constant at $4.9 million at June 30, 2009 and December 31, 2008. Construction loans decreased $2.4 million to $9.8 million at June 30, 2009 from $12.2 million at December 31, 2008. Commercial loans increased by $1.7 million to $18.9 million at June 30, 2009 from $17.2 million at December 31, 2008.

Securities available-for-sale increased $980 thousand to $166.4 million at June 30, 2009 from $165.5 million at December 31, 2008. The increase was the result of purchases in the amount of $42.9 million and increases in market value of $2.0 million offset by $14.8 million in principal amortization and $29.3 million in sales, calls and maturities. In addition, securities held-to-maturity increased by $13.7 million, to $30.6 million at June 30, 2009 from $16.9 million at December 31, 2008. This increase was the result of purchases of $18.5 million offset by principal amortization of $277 thousand and maturities of $4.4 million.

Deposits increased $33.8 million, or 7.4%, to $491.0 million at June 30, 2009 from $457.2 million at December 31, 2008. The largest increase was in NOW accounts, which increased $32.2 million, or 58.1%, to $87.6 million at June 30, 2009 from $55.4 million at December 31, 2008. Savings accounts increased $4.4 million, or 5.4%, to $85.5 million at June 30, 2009 from $81.1 million at December 31, 2008. Money market deposit accounts increased by $8.0 million, or 17.6%, to $53.4 million at June 30, 2009 from $45.4 million at December 31, 2008. Super NOW accounts increased by $2.3 million to $17.8 million at June 30, 2009 from $15.5 million at December 31, 2008, non-interest bearing demand accounts decreased by $1.0 million to $17.1 million at June 30, 2009 from $18.1 million at December 31, 2008 and certificates of deposit decreased by $12.2 million to $229.5 million at June 30, 2009 from $241.7 million at December 31, 2008.

Federal Home Loan Bank borrowings totaled $22.0 million at June 30, 2009 compared to $31.2 million at December 31, 2008.

Total stockholders’ equity increased $2.1 million to $42.7 million at June 30, 2009 from $40.6 million at December 31, 2008. This increase was attributable to net income of $648 thousand and an increase in other accumulated comprehensive income of $1.3 million. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

General. Net income decreased $182 thousand to $205 thousand for the three months ended June 30, 2009 from $387 thousand for the three months ended June 30, 2008. The principal reasons for the decrease were an increase in non-interest expense of $896 thousand offset by an increase of $559 thousand in net interest income, an increase in non-interest income of $73 thousand and a decrease in income tax expense of $82 thousand.

Interest Income. Interest income increased $204 thousand, or 3.1%, to $6.8 million for the three months ended June 30, 2009 from $6.6 million for the three months ended June 30, 2008. The increase in interest income resulted from a $466 thousand increase in interest income on loans offset by a decrease of $262 thousand in interest income on securities.

Interest income on loans increased $466 thousand, or 11.3%, to $4.6 million for the three months ended June 30, 2009 from $4.1 million for the three months ended June 30, 2008. The average balance of loans increased $41.4 million, or 15.5%, to $307.7 million for the three months ended June 30, 2009 from $266.3 million for the three months ended June 30, 2008. As an offset, the average yield decreased to 5.96% for the three months ended June 30, 2009 from 6.19% for the three months ended June 30, 2008. The increase in the average balance of loans resulted primarily from increases across the mortgage loan and commercial loan categories.

Interest income on securities decreased $262 thousand, or 10.6% to $2.2 million for the three months ended June 30, 2009 from $2.5 million for the three months ended June 30, 2008. This decrease in the interest income on securities was due to a decrease in the average yield on the securities portfolio of 48 basis points to 5.45% for the three months ended June 30, 2009 from 5.93% for the three months ended June 30, 2008 which was offset by an increase in the average balance of the securities portfolio to $190.6 million for the three months ended June 30, 2009 from $177.9 million for the three months ended June 30, 2008.

Interest Expense. Interest expense decreased $355 thousand, or 9.2%, to $3.5 million for the three months ended June 30, 2009 from $3.9 million for the three months ended June 30, 2008.

Interest expense on interest-bearing deposits decreased by $322 thousand, or 9.2%, to $3.2 million for the three months ended June 30, 2009 from $3.5 million for the three months ended June 30, 2008. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 2.91% for the three months ended June 30, 2009 from 3.67% for the three months ended June 30, 2008, offset by an increase in the average balance of interest-bearing deposits to $439.2 million for the three months ended June 30, 2009 from $383.5 million for the three months ended June 30, 2008. We experienced increases in the average balances of certificates of deposits, savings accounts, money market deposit accounts, NOW and Super-NOW accounts.

Interest expense on borrowings decreased $33 thousand to $331 thousand for the three months ended June 30, 2009 from $364 thousand for the three months ended June 30, 2008. This decrease was primarily due to a $5.4 million decrease in the average balance of borrowings to $30.0 million for the three months ended June 30, 2009 from $35.4 million for the three months ended June 30, 2008 which was offset by an increase in the average rate paid on borrowings to 4.42% for the three months ended June 30, 2009 from 4.11% for the three months ended June 30, 2008.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance. We did not record a provision for loan losses for the three months ended June 30, 2009 and 2008. For the three months ended June 30, 2009, there was a net charge-off of $10 thousand. For the three months ended June 30, 2008, there was a net charge-off of $29 thousand. The allowance for loan losses as a percentage of total loans was 0.73% and 0.69% at June 30, 2009 and December 31, 2008, respectively.

Non-interest Income. Non-interest income was $256 thousand for the three months ended June 30, 2009 and $183 thousand for the three months ended June 30, 2008. There was a net gain on the sale and call of securities of $128 thousand for the three months ended June 30, 2009, compared to a gain of $238 thousand during the same quarter in 2008. Fees and service charges on deposit accounts increased by $20 thousand to $304 thousand for the three months ended June 30, 2009 from $284 thousand for the three months ended June 30, 2008. The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees. Non-interest income for the three months ended June 30, 2009 was reduced by an other-than-temporary impairment of a mutual fund and a corporate bond in our available-for-sale investment security portfolio in the amount of $249 thousand (pre-tax). For the three months ended June 30, 2008, the other-than-temporary impairment of the mutual fund was $368 thousand (pre-tax).

Non-interest Expense. Non-interest expense increased $896 thousand to $3.3 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. Compensation and benefits expense increased slightly to $1.5 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008. Occupancy and equipment expense increased $70 thousand mainly due to increases in heat, light and utilities, depreciation expense, maintenance and real estate taxes which are attributable to the new branch locations. Federal deposit insurance premiums increased to $206 thousand for the three months ended June 30, 2009 from $81 thousand for the three months ended June 30, 2008. This increase was mainly due to increases in the balance and insurance rates of insurable accounts and in the FDIC special assessment. Data processing expense decreased $13 thousand. Professional fees increased $26 thousand mainly due to increases in legal fees and accounting and audit expenses. Other miscellaneous non-interest expense increased $528 thousand. This increase was mainly due to a pre-payment penalty in the amount of $459 thousand paid on the pay-off of a long-term FHLB advance along with increases in advertising and promotion expense, supervisory examination expense, insurance and surety bond expense and correspondent bank fees.

Income Tax Expense. We recorded income tax expense of $30 thousand for the three months ended June 30, 2009, compared to $112 thousand for the three months ended June 30, 2008. Our effective tax rates for the three months ended June 30, 2009 and 2008 were 12.8% and 22.4%, respectively, and are below the combined state and federal statutory rate. This was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes. The reason for the decrease in the percentage noted above is due to the increase in the percentage of tax-exempt income to net income for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

During the three months ended June 30, 2009 and 2008, the Bank incurred a net operating loss of approximately $1.3 million and $1.2 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended June 30, 2009 and 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

General. Net income decreased $43 thousand to $648 thousand for the six months ended June 30, 2009 from $691 thousand for the six months ended June 30, 2008. The principal reason for the decrease was a $1.4 million increase in non-interest expense offset by an increase of $1.1 million in net interest income after provision for loan losses and a $327 thousand increase in non-interest income.

Interest Income. Interest income increased $563 thousand to $13.6 million for the six months ended June 30, 2009 from $13.1 million for the six months ended June 30, 2008. The increase in interest income resulted from a $1.1 million increase in interest income on loans offset by a $569 thousand decrease in interest income on securities.

Interest income on loans increased $1.1 million to $9.2 million for the six months ended June 30, 2009 from $8.0 million for the six months ended June 30, 2008. The average balance of loans increased $48.5 million to $305.9 million for the six months ended June 30, 2009 from $257.4 million for the six months ended June 30, 2008. The increase in average balance of loans accounted for the increase in interest income. The increase in the average balance of loans resulted primarily from increases across the mortgage loan and commercial loan categories.

Interest income on securities decreased $569 thousand to $4.4 million for the six months ended June 30, 2009 from $5.0 million for the six months ended June 30, 2008. This decrease was due to a decrease in the average yield on investment securities to 4.82% for the six months ended June 30, 2009 from 5.57% for the six months ended June 30, 2008, which was offset by an increase in the average balance of investment securities to $184.3 million for the six months ended June 30, 2009 from $180.0 million for the six months ended June 30, 2008.

Interest Expense. Interest expense decreased $686 thousand to $7.1 million for the six months ended June 30, 2009 from $7.8 million for the six months ended June 30, 2008.

Interest expense on interest-bearing deposits decreased by $631 thousand to $6.5 million for the six months ended June 30, 2009 from $7.1 million for the six months ended June 30, 2008. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 2.98% for the six months ended June 30, 2009 from 3.91% for the six months ended June 30, 2008 which was offset by an increase in the average balance of interest-bearing deposits to $434.1 million for the six months ended June 30, 2009 from $374.5 million for the six months ended June 30, 2008. We experienced increases in the average balances of each category of interest-bearing deposit: certificates of deposits, savings accounts, money market deposit accounts, NOW and Super-NOW accounts. The average cost of all deposit accounts decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Interest expense on borrowings decreased $55 thousand to $673 thousand for the six months ended June 30, 2009 from $728 thousand for the six months ended June 30, 2008. This decrease was primarily due to a $3.1 million decrease in the average balance of borrowings to $30.6 million for the six months ended June 30, 2009 from $33.7 million for the six months ended June 30, 2008 and a decrease on the average rate paid on borrowings to 4.40% for the six months ended June 30, 2009 from 4.57% for the six months ended June 30, 2008.

Provision for Loan Losses. We recorded a provision for loan losses in the amount of $195 thousand for the six months ended June 30, 2009 while we recorded no provision for loan losses for the six months ended June 30, 2008. We had net charge-offs of $53 thousand for the six months ended June 30, 2009 and net charge-offs of $31 thousand for the six months ended June 30, 2008. The allowance for loan losses as a percentage of total loans was 0.73% and 0.69% at June 30, 2009 and December 31, 2008, respectively. We used the same methodology in calculating the provision for loan losses during each of the six months ended June 30, 2009 and 2008.

Non-interest Income. Non-interest income was $632 thousand for the six months ended June 30, 2009 and $305 thousand for the six months ended June 30, 2008. Fees and service charges on deposit accounts increased by $39 thousand to $581 thousand for the six months ended June 30, 2009 from $542 thousand for the six months ended June 30, 2008. The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees. Gains on sales of loans totaled $49 thousand for the six months ended June 30, 2009 compared to $7 thousand for the six months ended June 30, 2008. Non-interest income for the six months ended June 30, 2009 was reduced by an other-than-temporary impairment of a mutual fund and a corporate bond in our investment security portfolio. This charge totaled $346 thousand (pre-tax) for the six months ended June 30, 2009. For the six months ended June 30, 2008, non-interest income was reduced by an other-than-temporary impairment of the AMF mutual fund in the amount of $518 thousand (pre-tax).

Non-interest Expense. Non-interest expense increased $1.4 million to $6.1 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008. Compensation and benefits expense increased $151 thousand to $2.8 million for the six months ended June 30, 2009 from $2.7 million for the six months ended June 30, 2008. Normal salary increases, the hiring of personnel to staff our newly opened branch locations, increases in payroll taxes and increases in pension expense offset by a decrease in ESOP expense account for the increase in compensation and benefit expense. Occupancy and equipment expense increased $128 thousand mainly due to increases in heat, light and utilities, repair and maintenance expense and depreciation expense. Federal deposit insurance premiums increased to $597 thousand for the six months ended June 30, 2009 from $122 thousand for the six months ended June 30, 2008. This increase was mainly due to increases in the balance and insurance rates of insurable accounts and in the FDIC special assessment. Data processing expense increased $7 thousand. This increase in data processing costs was due to the increase in the number of savings accounts and loan accounts with our service bureau and line costs associated with the opening of new branches. Professional fees increased $60 thousand. Increases in legal fees and accounting and auditing fees account for the increase in professional fees. Other miscellaneous non-interest expense increased $569 thousand. This was mainly due to a pre-payment penalty in the amount of $459 thousand paid on the pay-off of a long-term FHLB advance along with increases in advertising and promotion expense, supervisory examination expense, insurance and surety bond expense, customer check printing charges and correspondent bank expense.

Income Tax Expense. We recorded income tax expense of $194 thousand for the six months ended June 30, 2009, compared to a tax expense of $181 thousand for the six months ended June 30, 2008. Our effective tax rate for the six months ended June 30, 2009 and 2008 were 23.0% and 20.8%, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $32.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $166.4 million at June 30, 2009. In addition, at June 30, 2009, we had the ability to borrow a total of approximately $118.3 million from the Federal Home Loan Bank of New York. On that date, we had $22.0 million in advances outstanding.

At June 30, 2009, loan commitments outstanding totaled $11.7 million. In addition to commitments to originate loans, we had $20.7 million in unadvanced funds to borrowers. Total certificates of deposit due within one year of June 30, 2009 totaled $169.2 million. Total certificates of deposit due within one year of June 30, 2009 represent 34.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2009, we originated $42.8 million of loans and purchased $61.4 million of securities. For the six months ended June 30, 2008, we originated $70.8 million of loans and purchased $64.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $33.8 million and $41.5 million for the six months ended June 30, 2009 and 2008, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, decreased $9.2 million, net, for the six months ended June 30, 2009 and increased $3.1 million, net for the six months ended June 30, 2008. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In January 2009, we opened our ninth branch office, in Cedarville, Lawrence Township, New Jersey.

We have spent $360 thousand for the acquisition and development of land in the Borough of Buena, New Jersey, $1.3 million for the acquisition and development of land in Harrison Township, New Jersey and $792 thousand for the acquisition and development of land in Millville, New Jersey. However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $259 thousand during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require the Bank to Convert to a National Bank or State Bank, and Require Colonial Bankshares, MHC and the Company to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks, such as the Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings bank. A federal savings bank that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

If the Bank is required to convert to a national bank, Colonial Bankshares, MHC and the Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision. The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Colonial Bankshares, MHC would not be permitted to waive the receipt of dividends declared by the Company. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not applicable
	(b)	Not applicable
	(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plan or Programs (1)
April 1 – April 30	—	$—	—	56,954

May 1 – May 31	—	—	—	56,954

June 1 – June 30	2,500	$7.00	2,500	54,454

Total	2,500	$7.00	2,500	54,454

(1)
On March 24, 2008, the Company announced its second stock repurchase program to repurchase 100,454 shares or approximately 5.0% of the Company’s outstanding common stock held by stockholders other than Colonial Bankshares, MHC.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

On May 21, 2009 the Company held its Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of the Company’s Board of Directors. Stockholders of record as of March 27, 2009, were eligible to vote on these proposals. The following is a summary of each proposal and the result of the vote.

	1.	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors for a three-year term:

	For	Withheld

Frank M. Hankins, Jr.	3,969,056	33,137
Gregory J. Facemyer, CPA	3,971,357	30,836

2.	To ratify the appointment of Beard Miller Company LLP as the independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain	Broker non-votes

4,001,587	506	100	—

Item 5.	Other Information

None

Item 6.	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL BANKSHARES, INC.
Registrant

Date: August 13, 2009	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)