Form 10-Q
period 2009-09-30
Colonial Bankshares Inc
filed 2009-11-13
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 13, 2009, 4,422,521 shares of common stock, par value $0.10 per share

PART I      FINANCIAL INFORMATION
Item 1.	Financial Statements

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
At September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$11,299	$23,407
Investment securities available for sale	174,669	165,462
Investment securities held to maturity (fair value at September 30, 2009 - $44,122; at December 31, 2008 - $16,332)	43,480	16,897
Loans receivable, net of allowance for loan losses of $2,331 at September 30, 2009 and $2,105 at December 31, 2008	319,281	303,151
Real estate owned	-	113
Federal Home Loan Bank stock, at cost	2,420	1,991
Office properties and equipment, net	11,516	11,563
Bank-owned life insurance	2,752	2,674
Accrued interest receivable	2,370	2,298
Other assets	2,424	3,020
Total Assets	$570,211	$530,576

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$17,812	$18,146
Interest-bearing	469,208	439,085
Total deposits	487,020	457,231
Federal Home Loan Bank short-term borrowings	14,620	3,000
Federal Home Loan Bank long-term borrowings	22,000	28,227
Advances from borrowers for taxes and insurance	856	620
Accrued interest payable and other liabilities	1,410	868
Total Liabilities	525,906	489,946

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,422,521 shares at September 30, 2009 and 4,428,021 at December 31, 2008	452	452
Additional paid-in capital	20,567	20,290
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,200)	(1,200)
Treasury stock, at cost, 134,625 shares at September 30, 2009 and 129,125 shares at December 31, 2008	(1,596)	(1,559)
Retained earnings	23,417	22,439
Accumulated other comprehensive income	2,665	208
Total Stockholders’ Equity	44,305	40,630
Total Liabilities and Stockholders’ Equity	$570,211	$530,576

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,673	$4,360	$13,852	$12,407
Mortgage-backed securities	1,401	1,517	4,388	3,915
Securities:
Taxable	541	959	1,704	3,268
Tax-exempt	204	140	495	443
Total Interest Income	6,819	6,976	20,439	20,033

Interest Expense
Deposits	3,099	3,483	9,556	10,571
Borrowings	248	494	921	1,222
Total Interest Expense	3,347	3,977	10,477	11,793
Net Interest Income	3,472	2,999	9,962	8,240

Provision for Loan Losses	100	148	295	148
Net Interest Income after Provision for Loan Losses	3,372	2,851	9,667	8,092

Non-Interest Income
Fees and service charges	307	284	888	826
Gain on sale of loans	7	-	56	7

Impairment charge on investment securities	(568)	(326)	(914)	(844)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	(568)	(326)	(914)	(844)

Net gain on sales and calls of investment securities	10	35	295	251
Earnings on life insurance	26	24	78	72
Other	7	5	18	15
Total Non-Interest Income	(211)	22	421	327

Non-Interest Expenses
Compensation and benefits	1,495	1,383	4,329	4,066
Occupancy and equipment	391	340	1,161	982
FDIC insurance premium	190	122	787	244
Data processing	205	206	588	582
Office supplies	33	43	130	119
Professional fees	123	95	384	296
Other	314	314	1,457	888
Total Non-Interest Expenses	2,751	2,503	8,836	7,177
Income before Income Tax Expense	410	370	1,252	1,242

Income Tax expense	80	86	274	267
Net Income	$330	$284	$978	$975

Per Share Data (See Note 3):
Earnings per share – basic	$0.08	$0.07	$0.23	$0.23
Earnings per share – diluted	$0.08	$0.07	$0.23	$0.23
Weighted average number of shares outstanding – basic	4,267,085	4,284,515	4,269,171	4,294,268
Weighted average number of shares outstanding - diluted	4,269,477	4,292,875	4,269,171	4,297,028

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2009	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:
Net income	-	-	-	978	-	-	978
Net change in unrealized gain on securities available for sale, net of tax expense of $1,373	-	-	-	-	-	2,457	2,457
Total Comprehensive Income	-	-	-	-	-	-	3,435

Treasury stock purchased (5,500 shares)	-	-	-	-	(37)	-	(37)

Stock-based compensation expense (restricted stock awards)	-	166	-	-	-	-	166

Stock-based compensation expense (stock options)	-	111	-	-	-	-	111
Balance, September 30, 2009	$452	$20,567	$(1,200)	$23,417	$(1,596)	$2,665	$44,305

Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive loss:
Net income	-	-	-	975	-	-	975
Net change in unrealized loss on securities available for sale, net of tax benefit of $881	-	-	-	-	-	(1,421)	(1,421)
Total Comprehensive Loss	-	-	-	-	-	-	(446)

Treasury stock purchased (20,500 shares)	-	-	-	-	(216)	-	(216)

Stock-based compensation expense (restricted stock awards)	-	166	-	-	-	-	166

Stock-based compensation expense (stock options)	-	111	-	-	-	-	111
Balance, September 30, 2008	$452	$20,199	$(1,316)	$22,069	$(1,405)	$(1,356)	$38,643

See notes to unaudited consolidated financial statements.

 Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$978	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	295	148
Depreciation expense	493	432
Stock-based compensation expense	277	277
Impairment charge on investment securities	914	844
Net earnings on bank-owned life insurance	(78)	(72)
Loans originated for sale	(4,817)	(331)
Proceeds from sale of loans	4,873	338
Gain on sale of loans	(56)	(7)
Gain on sale of foreclosed real estate	5	-
Net amortization of loan costs	78	29
Net gain on sales and calls of investment securities	(295)	(251)
Accretion of premium and discount on investment securities, net	(371)	(366)
Increase in accrued interest receivable	(72)	(175)
Increase in other assets	(777)	(300)
Increase in accrued interest payable and other liabilities	542	193
Net cash provided by operating activities	1,989	1,734
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	843	19,438
Proceeds from sales of mortgage-backed securities available-for-sale	1,674	2,911
Proceeds from calls and maturities of investment securities available-for-sale	35,729	30,173
Proceeds from calls and maturities of investment securities held-to-maturity	10,190	3,000
Purchase of investment securities available-for-sale	(46,751)	(21,973)
Purchase of investment securities held-to-maturity	(37,848)	(3,712)
Purchase of mortgage-backed securities available-for-sale	(20,036)	(53,041)
Purchase of office properties and equipment	(446)	(1,544)
Principal repayments from investment securities	1,072	852
Principal repayments from mortgage-backed securities	22,919	11,978
Net increase of Federal Home Loan Bank stock	(429)	(533)
Maturity of interest-bearing time deposits in banks	-	208
Proceeds from sale of foreclosed real estate	108	-
Net increase in loans receivable	(16,503)	(49,893)
Net cash used for investing activities	(49,478)	(62,136)
Cash Flows from Financing Activities:
Net increase in deposits	29,789	57,427
Increase in Federal Home Loan Bank short-term borrowings, net	11,620	3,680
Proceeds from Federal Home Loan Bank long-term borrowings	-	6,000
Repayment of Federal Home Loan Bank long-term borrowings	(6,227)	(247)
Increase in advances from borrowers for taxes and insurance	236	157
Acquisition of treasury stock	(37)	(216)
Net cash provided by financing activities	35,381	66,801
Increase (decrease) in cash and cash equivalents	(12,108)	6,399
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,407	15,978
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,299	$22,377

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$10,681	$11,892
Income taxes	$800	$631
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$-	$155

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  References to GAAP issued by the FASB in this report are to the “FASB Accounting Standards Codification”, sometimes referred to as the “Codification” or “ASC”.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB Statements, Interpretation, Position, Emerging Issues Task Force (“EITF”) consensuses, and American Institute of Certified Public Accountants (“AICPA”) Statements of Position are no longer being issued by the FASB.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than the specific FASB statement.  We have updated references to GAAP in this report to reflect the guidance in the Codification.  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2009 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through November 13, 2009, the date of this filing.

2.	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105 “Generally Accepted Accounting Principles”, as the single source of authoritative nongovernmental U. S. GAAP.  FASB ASC Topic 105 does not change current U. S. GAAP, but is intended to simplify user access to all authoritative U. S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on its consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures.  FASB ASC Topic 820-10 clarifies the application of previous guidance when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances when a transaction may not be considered orderly.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The application of the provisions of FASB ASC Topic 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320-10, Investments – Debt and Equity Securities.   FASB ASC Topic 320-10 amends the other-than-temporary impairment guidance in U. S. generally accepted accounting principles for debt securities.  FASB ASC Topic 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods.  FASB ASC Topic 320-10 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The application of the provisions of FASB ASC Topic 320-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825-10,Financial Instruments.  FASB ASC Topic 825-10 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  This FASB ASC Topic 825-10 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The application of the provisions of FASB ASC Topic 825-10 did not have a material impact on the Company’s consolidated financial statements, although additional interim disclosures have been provided.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferors continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends the guidance in FASB ASC Topic 820, by removing the concept of a qualifying special-purpose entity and removes the exception from applying the guidance in FASB ASC Topic 810-10 to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in FASB ASC Topic 820.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R).  This statement amends the guidance in FASB Topic 810-10 to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FASB ASC 810-10 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company does not anticipate the adoption of FASB ASC Topic 810 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, to amend FASB ASC Topic 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities.  FASB ASC Topic 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restriction, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset.  The amended guidance in FASB ASC Topic 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted.  The application of the provisions of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Investment in Certain Entities That Calculate Net Assets Value per Share (or Its Equivalent), to amend FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments within ASU 2009-12 create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net assets value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date.  It also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restriction on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  It improves financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  It also improves transparency by requiring additional disclosures about investment in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net assets value per share.  The ASU is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“EITF”) (ASC 605).  The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 provides principles and application guidance on whether multiple deliverables exits, how the arrangement should be separated, and the consideration allocated.  It requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.  It also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.  ASU 2009-13 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in-capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the nine months ended September 30, 2009 is $978 thousand and the net income for the nine months ended September 30, 2008 is $975 thousand.  Net income for the three months ended September 30, 2009 is $330 thousand and the net income for the three months ended September 30, 2008 is $284 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At September 30, 2009 and 2008, there were 196,468 anti-dilutive non-vested awards and options, respectively, excluded from the computation of diluted earnings per share because the option price was greater than the average market price.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$330,000	$284,000	$978,000	$975,000

Weighted average common shares issues	4,521,696	4,521,696	4,521,696	4,521,696
Average unearned ESOP shares	(119,986)	(131,589)	(119,986)	(131,589)
Average treasury stock shares	(134,625)	(105,592)	(132,539)	(95,839)
Weighted average common shares outstanding-basic	4,267,085	4,284,515	4,269,171	4,294,268
Effect of dilutive non-vested shares and stock options outstanding	2,392	8,360	-	2,760
Weighted average common shares outstanding-diluted	4,269,477	4,292,875	4,269,171	4,297,028
Basic earnings per share	$0.08	$0.07	$0.23	$0.23
Diluted earnings per share	$0.08	$0.07	$0.23	$0.23

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the 2006 Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under the 2006 Plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the date of adoption.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At September 30, 2009, there were 25,095 options available for grant under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vests 20% annually beginning October 19, 2007.  For the three months and nine months ended September 30, 2009, $55 thousand and $166 thousand, respectively, in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $19 thousand and $56 thousand, respectively.  As of September 30, 2009, there was $451 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.00 years.

Activity in issued but unvested award shares during the nine months ended September 30, 2009 was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	53,175	$12.47
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	53,175	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	78,588	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 7.00 years at September 30, 2009 and 8.00 years at September 30, 2008.

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2009, were $37 thousand and $111 thousand, respectively, with a related tax benefit of $13 thousand and $39 thousand, respectively.  As of September 30, 2009, there was approximately $304 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 2.00 years.  At September 30, 2008, there was approximately $453 thousand of unrecognized compensation cost related to unvested stock options granted in 2006.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $22 thousand and $63 thousand for the three and nine months ended September 30, 2009, respectively.

The following table presents the components of the ESOP shares:

	September 30, 2009	September 30, 2008
Shares released for allocation	46,412	34,809
Unreleased shares	119,986	131,589
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	$1,222	$(1,102)	$3,211	$(2,895)
Reclassification for impairment charge on investment securities	568	326	914	844
Reclassification adjustment for net gains realized in net income	(10)	(35)	(295)	(251)
Net unrealized gains (losses)	1,780	(811)	3,830	(2,302)
Income tax expense (benefit)	637	(324)	1,373	(881)
Net of tax amount	$1,143	$(487)	$2,457	$(1,421)

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $4.3 million of standby letters of credit outstanding as of September 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

In October 2009, the Bank completed an agreement to sponsor a not-for-profit corporation for a Federal Home Loan Bank of New York Affordable Housing Program (“AHP”) Grant in the amount of $275 thousand.  If the non-for-profit corporation does not comply with terms of the agreement, the Bank may be required to repay the grant to the Federal Home Loan Bank of New York.  The term of the recapture agreement is 15 years.  The Bank expects the not-for-profit corporation to adhere to all requirements of the grant and does not expect to be required to pay back any of the AHP grant.

7.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
September 30, 2009
U. S. Government obligations	$33,866	$232	$(4)	$34,094
Corporate	15,277	252	(891)	14,638
Mutual funds	1,800	75	-	1,875
Municipal securities	2,819	84	(18)	2,885
SBA pools	5,563	44	(43)	5,564
Mortgage-backed securities	111,264	4,362	(13)	115,613
	$170,589	$5,049	$(969)	$174,669

December 31, 2008
U. S. Government obligations	$21,963	$331	$(49)	$22,245
Corporate	15,249	67	(1,833)	13,483
Mutual funds	2,643	-	-	2,643
Municipal securities	3,659	49	(76)	3,632
SBA pools	6,453	58	(62)	6,449
Mortgage-backed securities	115,245	2,172	(407)	117,010
	$165,212	$2,677	$(2,427)	$165,462

Held to Maturity:
September 30, 2009
Corporate	$5,458	$112	$-	$5,570
Municipal securities	35,299	396	(7)	35,688
Mortgage-backed securities	2,723	141	-	2,864
	$43,480	$649	$(7)	$44,122

December 31, 2008
U. S. Government obligations	$932	$38	$-	$970
Corporate	3,969	19	(729)	3,259
Municipal securities	8,853	217	(223)	8,847
Mortgage-backed securities	3,143	113	-	3,256
	$16,897	$387	$(952)	$16,332

All of the Company’s mortgage-backed securities at September 30, 2009 and December 31, 2008 have been issued by government agencies or government sponsored enterprises.

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$31,351	$31,381	$6,879	$6,916
Due after one year through five years	1,530	1,587	44,728	45,004
Due after five year through ten years	4,351	4,526	18,998	18,542
Due thereafter	6,248	6,628	100,059	104,207
	$43,480	$44,122	$170,664	$174,669

At September 30, 2009 and December 31, 2008, $73.3 million and $74.2 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $299 thousand and $4 thousand, respectively, for the nine months ended September 30, 2009, and $396 thousand and $145 thousand, respectively, for the nine months ended September 30, 2008, were realized on sales and calls of investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$6,393	$4	$-	$-	$6,393	$4
Corporate	278	3	4,563	888	4,841	891
Municipal securities	296	18	-	-	296	18
SBA pools	-	-	2,456	43	2,456	43
Mortgage-backed securities	4,925	10	665	3	5,590	13
Total	$11,892	$35	$7,684	$934	$19,576	$969

At December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$451	$13	$1,931	$36	$2,382	$49
Corporate	8,889	1,157	2,748	676	11,637	1,833
Municipal securities	1,373	76	-	-	1,373	76
SBA pools	1,609	38	1,316	24	2,925	62
Mortgage-backed securities	31,136	357	2,046	50	33,182	407
Total	$43,458	$1,641	$8,041	$786	$51,499	$2,427

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$392	$7	$-	$-	$392	$7
Total	$392	$7	$-	$-	$392	$7

At December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$1,474	$351	$605	$378	$2,079	$729
Municipal securities	2,367	223	-	-	2,367	223
Total	$3,841	$574	$605	$378	$4,446	$952

The Company’s investment in mortgage-backed securities consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company has the intent to hold the securities and will not more likely than not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2009.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company has the intent to hold the securities and will not more likely than not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2009.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial and insurance sectors of the economy.  All interest payments are current in regards to all the corporate investments.  In the third quarter of 2009, an MBIA Global Funding (“MBIA”) corporate bond was downgraded to below investment grade by rating companies, Moody’s Investor Service (“Moody’s”) and Standard and Poor’s Rating Services (“S & P”).  With the downgrade, the Company determined that the MBIA corporate bond was other-than-temporarily impaired and wrote-down the bond by $365 thousand to its estimated fair market value.  Also, in the third quarter of 2009, the Company continued the previously disclosed write-down of the AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and S and P, by an additional amount of $203 thousand, to its estimated fair market value.  In regards to the other corporate investments, as the Company has the intent to hold the investments and will not more likely than not be required to sell the securities before recovery occurs and because the other corporates bonds are still rated investment grade by one of the rating companies, Moody’s and S and P, the Company does not consider the other corporate investments to be other-than-temporarily impaired at September 30, 2009.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company has the intent to hold the investments and will not more likely than not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2009.

For the three months and nine months ended September 30, 2009, the Company redeemed $250 thousand and $750 thousand of the AMF mutual fund, respectively, at a pre-tax gain of approximately $9 thousand and $8 thousand, respectively, or an after-tax gain of $5 thousand and $4 thousand, respectively.

8.	Loans

The components of loans at September 30, 2009 and December 31, 2008 are as follows:

	At September 30, 2009		At December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:

One- to four-family residential	$149,666	46.5%	$145,329	47.6%
Home equity loans and lines of credit	38,543	12.0	41,293	13.5
Multi-family	4,608	1.4	4,942	1.6
Commercial	94,132	29.2	81,983	26.8
Construction	14,786	4.6	12,223	4.0
Commercial	17,849	5.5	17,177	5.6
Consumer and other	2,412	0.8	2,616	0.9
Total loans receivable	$321,996	100.0%	$305,563	100.0%
Deferred loan fees	(384)		(307)
Allowance for loan losses	(2,331)		(2,105)
Total loans receivable, net	$319,281		$303,151

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family loans.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.

We have not originated or purchased any sub-prime or Alt-A loans. We have not originated or purchased payment-option ARMs or negative amortizing loans.

Nonaccrual loans amounted to approximately $4.0 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the nonaccrual loans were comprised of $3.0 million of one- to-four family residential loans, $464 thousand of home equity loans and $596 thousand of commercial loans.  At September 30, 2009, the valuation allowances set up for the nonaccrual loans totaled $107 thousand for one- to-four family residential loans, $34 thousand for the home equity loans and $172 thousand for the commercial loans, respectively.

Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due or if we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.

As of September 30, 2009, the Bank had restructured 9 loans totaling approximately $8.0 million.  Six of the loans are commercial real estate loans with an outstanding principal balance of $7.5 million.  For these loans the restructured term is one year or less and the concession is that these loans became interest only loans.  All these loans are current in terms of the restructured payments.

9.	Deposits

Deposit accounts, by type, at September 30, 2009 and December 31, 2008 are summarized as follows:

	At September 30, 2009			At December 31, 2008
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$17,812	3.66%	-%	$18,146	3.97%	-%
Savings	89,049	18.28	2.61	81,050	17.73	2.76
NOW accounts	77,146	15.84	0.85	55,439	12.12	0.72
Super NOW accounts	17,805	3.66	1.45	15,532	3.40	1.75
Money market deposit	59,685	12.25	1.76	45,404	9.93	3.26
Total transaction accounts	261,497	53.69	1.64	215,571	47.15	2.06

Certificates of deposit	225,523	46.31	3.37	241,660	52.85	3.97

Total deposits	$487,020	100.00%	2.44%	$457,231	100.00%	3.06%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2009 and December 31, 2008:

Maturity	Interest Rate	September 30, 2009	December 31, 2008
		(Dollars in thousands)
June 23, 2009	3.35%	$-	$3,000
October 1, 2009	0.36	14,620	-
October 19, 2009	4.65	4,000	4,000
November 20, 2009	4.23	4,000	4,000
December 3, 2009	3.89	4,000	4,000
June 23, 2010	3.88	3,000	3,000
October 18, 2010	4.70	4,000	4,000
June 23, 2011	4.31	3,000	3,000
June 30, 2021	5.57	-	6,227
		$36,620	$31,227

At September 30, 2009, the Bank had a borrowing capacity of $129.7 million available from the FHLB of New York, which is based on the amount of FHLB of New York stock held or levels of other assets, including investment securities, which are available for collateral.  At September 30, 2009, the Bank had $36.6 million in outstanding borrowings from the FHLB of New York.

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

FASB issued ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

FASB ASC 820 Topic establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$174,669	$-	$174,669	$-

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$165,462	$-	$165,462	$-

The fair value of investment securities available-for-sale is based on quoted market prices for similar or identical assets or other observable inputs that are provided by recognized broker dealers or an independent third party.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follow:

	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$280	$-	$-	$280

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$257	$-	$-	$257
Real estate owned	$113	$-	$-	$113

The fair value of impaired loans is based on the fair value of the collateral less specific valuation allowances.

At September 30, 2009 gross impaired loans totaled $596 thousand.  Of this, $452 thousand had a valuation allowance of $172 thousand and $144 thousand had no valuation allowance.  At December 31, 2008, gross impaired loans totaled $524 thousand.  Of this, $370 thousand had a valuation alloqance of $113 thousand and $154 thousand had no valuation allowance.

Real estate owned is based on the fair value of the collateral less estimated costs to sell the property.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At September 30, 2009 the fair value consists of the loan balances of $452 thousand, net of a valuation allowance of $172 thousand.

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

The estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$11,299	$11,299	$23,407	$23,407
Investment securities available-for-sale	174,669	174,669	165,462	165,462
Investment securities held-to-maturity	43,480	44,122	16,897	16,332
Federal Home Loan Bank stock	2,420	2,420	1,991	1,991
Loans receivable, net	319,281	332,275	303,151	311,796
Accrued interest receivable	2,370	2,370	2,298	2,298

Liabilities:
Deposits	487,020	493,212	457,231	467,070
Federal Home Loan Bank short-term borrowings	14,620	14,620	3,000	3,000
Federal Home Loan Bank long-term borrowings	22,000	22,842	28,227	30,896
Accrued interest payable	229	229	433	433

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at September 30, 2009.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $39.6 million, or 7.5%, to $570.2 million at September 30, 2009, from $530.6 million at December 31, 2008.  The increase was the result of increases in investment securities available-for-sale, investment securities held-to-maturity and loans receivable offset by a decrease in cash and amounts due from banks.

Net loans receivable increased $16.1 million, or 5.3%, to $319.3 million at September 30, 2009 from $303.2 million at December 31, 2008.  One- to four-family residential real estate loans increased $4.4 million to $149.7 million at September 30, 2009 from $145.3 million at December 31, 2008.  Commercial real estate loans increased $12.1 million, or 14.8%, to $94.1 million at September 30, 2009 from $82.0 million at December 31, 2008.  Home equity loans and lines of credit decreased $2.8 million to $38.5 million at September 30, 2009 from $41.3 million at December 31, 2008.  Multi-family mortgage loans decreased slightly to $4.6 million at September 30, 2009 from $4.9 million at December 31, 2008.  Construction loans increased $2.6 million to $14.8 million at September 30, 2009 from $12.2 million at December 31, 2008.  Commercial loans increased by $672 thousand to $17.8 million at September 30, 2009 from $17.2 million at December 31, 2008.

Securities available-for-sale increased $9.2 million to $174.7 million at September 30, 2009 from $165.5 million at December 31, 2008.  The increase was the result of purchases in the amount of $66.8 million and increases in market value of $3.8 million offset by $23.4 million in principal amortization and $38.2 million in sales, calls and maturities.  In addition, securities held-to-maturity increased by $26.6 million, to $43.5 million at September 30, 2009 from $16.9 million at December 31, 2008.  This increase was the result of purchases of $37.8 million offset by principal amortization of $426 thousand and maturities of $10.2 million.

Deposits increased $29.8 million, or 6.5%, to $487.0 million at September 30, 2009 from $457.2 million at December 31, 2008.  The largest increase was in NOW accounts, which increased $21.7 million, or 39.2%, to $77.1 million at September 30, 2009 from $55.4 million at December 31, 2008.  Savings accounts increased $7.9 million, or 9.7%, to $89.0 million at September 30, 2009 from $81.1 million at December 31, 2008.  Money market deposit accounts increased by $14.3 million, or 31.5%, to $59.7 million at September 30, 2009 from $45.4 million at December 31, 2008.  Super NOW accounts increased by $2.3 million to $17.8 million at September 30, 2009 from $15.5 million at December 31, 2008, non-interest bearing demand accounts decreased by $334 thousand to $17.8 million at September 30, 2009 from $18.1 million at December 31, 2008 and certificates of deposit decreased by $16.2 million to $225.5 million at September 30, 2009 from $241.7 million at December 31, 2008.

Federal Home Loan Bank borrowings totaled $36.6 million at September 30, 2009 compared to $31.2 million at December 31, 2008.

Total stockholders’ equity increased $3.7 million to $44.3 million at September 30, 2009 from $40.6 million at December 31, 2008.  This increase was attributable to net income of $978 thousand and an increase in other accumulated comprehensive income of $2.5 million.  Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

General.  Net income increased $46 thousand to $330 thousand for the three months ended September 30, 2009 from $284 thousand for the three months ended September 30, 2008.  The principal reasons for the increase were an increase in net interest income of $473 thousand and a decrease in the provision for loan losses of $48 thousand offset by a decrease in non-interest income of $233 thousand and an increase in non-interest expense of $248 thousand.

Interest Income.  Interest income decreased $157 thousand to $6.8 million for the three months ended September 30, 2009 from $7.0 million for the three months ended September 30, 2008.  The decrease in interest income resulted from a decrease of $470 thousand in interest income in securities offset by a $313 thousand increase in interest income on loans.

Interest income on securities decreased $470 thousand, or 18.0% to $2.1 million for the three months ended September 30, 2009 from $2.6 million for the three months ended September 30, 2008.  This decrease in the interest income on securities was due to a decrease in the average yield on the securities portfolio of 145 basis points to 4.10% for the three months ended September 30, 2009 from 5.55% for the three months ended September 30, 2008 which was offset by an increase in the average balance of the securities portfolio to $209.5 million for the three months ended September 30, 2009 from $188.5 million for the three months ended September 30, 2008.

Interest income on loans increased $313 thousand to $4.7 million for the three months ended September 30, 2009 from $4.4 million for the three months ended September 30, 2008.  The average balance of loans increased $29.2 million, or 10.3%, to $312.5 million for the three months ended September 30, 2009 from $283.3 million for the three months ended September 30, 2008.  As an offset, the average yield decreased to 5.98% for the three months ended September 30, 2009 from 6.16% for the three months ended September 30, 2008.  The increase in the average balance of loans resulted primarily from increases across the mortgage loan and commercial loan categories.

Interest Expense. Interest expense decreased $630 thousand, or 15.8%, to $3.3 million for the three months ended September 30, 2009 from $4.0 million for the three months ended September 30, 2008.

Interest expense on interest-bearing deposits decreased by $384 thousand, or 11.0%, to $3.1 million for the three months ended September 30, 2009 from $3.5 million for the three months ended September 30, 2008.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 2.75% for the three months ended September 30, 2009 from 3.53% for the three months ended September 30, 2008, offset by an increase in the average balance of interest-bearing deposits to $451.5 million for the three months ended September 30, 2009 from $394.7 million for the three months ended September 30, 2008.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.

Interest expense on borrowings decreased $246 thousand to $248 thousand for the three months ended September 30, 2009 from $494 thousand for the three months ended September 30, 2008.  This decrease was primarily due to a $21.3 million decrease in the average balance of borrowings to $30.3 million for the three months ended September 30, 2009 from $51.6 million for the three months ended September 30, 2008 and a decrease in the average rate paid on borrowings to 3.27% for the three months ended September 30, 2009 from 3.83% for the three months ended September 30, 2008.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  For the three months ended September 30, 2009, the provision for loan losses was $100 thousand and there was a net charge-off of $16 thousand. For the three months ended September 30, 2008, the provision for loan losses was $148 thousand and there was a net charge-off of $29 thousand.  The allowance for loan losses as a percentage of total loans was 0.72% and 0.69% at September 30, 2009 and December 31, 2008, respectively.

Non-interest Income.  Non-interest income was a loss of $211 thousand for the three months ended September 30, 2009 and income of $22 thousand for the three months ended September 30, 2008.  There was a net gain on the sale and call of securities of $10 thousand for the three months ended September 30, 2009, compared to a net gain of $35 thousand during the same quarter in 2008.  Fees and service charges on deposit accounts increased by $23 thousand to $307 thousand for the three months ended September 30, 2009 from $284 thousand for the three months ended September 30, 2008.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees.  Non-interest income for the three months ended September 30, 2009 was reduced by an other-than-temporary impairment of a mutual fund and corporate bonds in our available-for-sale investment security portfolio in the amount of $568 thousand (pre-tax).  For the three months ended September 30, 2008, the other-than-temporary impairment of the mutual fund was $326 thousand (pre-tax).

Non-interest Expense.  Non-interest expense increased $248 thousand to $2.8 million for the three months ended September 30, 2009 from $2.5 million for the three months ended September 30, 2008.  Compensation and benefits expense increased $112 thousand to $1.5 million for the three months ended September 30, 2009 from $1.4 million for the three months ended September 30, 2008.  Occupancy and equipment expense increased $51 thousand mainly due to increases in heat, light and utilities, depreciation expense, maintenance and real estate taxes which are attributable to the new branch locations.  Federal deposit insurance premiums increased to $190 thousand for the three months ended September 30, 2009 from $121 thousand for the three months ended September 30, 2008.    This increase was mainly due to increases in the balance and insurance rates of insurable accounts and in the FDIC special assessment.  Professional fees increased $28 thousand mainly due to increases in accounting and audit expenses.

Income Tax Expense. We recorded income tax expense of $80 thousand for the three months ended September 30, 2009, compared to $86 thousand for the three months ended September 30, 2008.  Our effective tax rates for the three months ended September 30, 2009 and 2008 were 19.5% and 23.2%, respectively, and are below the combined state and federal statutory rate.  This was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.  The reason for the decrease in the percentage noted above is due to the increase in the percentage of tax-exempt income to net income for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

During the three months ended September 30, 2009 and 2008, the Bank incurred a net operating loss of approximately $1.1 million and $1.4 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended September 30, 2009 and 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

General.  Net income increased $3 thousand to $978 thousand for the nine months ended September 30, 2009 from $975 thousand for the nine months ended September 30, 2008.  The principal reasons for the increase were a $1.7 million increase in net interest income and a $94 thousand increase in non-interest income offset by a $147 thousand increase in provision for loan losses and a $1.7 million increase in non-interest expense.

Interest Income.  Interest income increased $406 thousand to $20.4 million for the nine months ended September 30, 2009 from $20.0 million for the nine months ended September 30, 2008.  The increase in interest income resulted from a $1.5 million increase in interest income on loans offset by a $1.0 million decrease in interest income on securities.

Interest income on loans increased $1.5 million to $13.9 million for the nine months ended September 30, 2009 from $12.4 million for the nine months ended September 30, 2008.  The increase in interest income on loans is due to the increase in the average balance of loans of $42.0 million to $308.1 million for the nine months ended September 30, 2009 from $266.1 million for the nine months ended September 30, 2008 offset by a decrease in the average yield on loans to 5.99% for the nine months ended September 30, 2009 from 6.22% for nine months ended September 30, 2008.  The increase in the average balance of loans resulted primarily from increases across the mortgage loan and commercial loan categories.

Interest income on securities decreased $1.0 million to $6.6 million for the nine months ended September 30, 2009 from $7.6 million for the nine months ended September 30, 2008.  This decrease was due to a decrease in the average yield on investment securities to 4.56% for the nine months ended September 30, 2009 from 5.56% for the nine months ended September 30, 2008, which was offset by an increase in the average balance of investment securities to $192.8 million for the nine months ended September 30, 2009 from $182.9 million for the nine months ended September 30, 2008.

Interest Expense. Interest expense decreased $1.3 million to $10.5 million for the nine months ended September 30, 2009 from $11.8 million for the nine months ended September 30, 2008.

Interest expense on interest-bearing deposits decreased by $1.0 million to $9.6 million for the nine months ended September 30, 2009 from $10.6 million for the nine months ended September 30, 2008.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 2.90% for the nine months ended September 30, 2009 from 3.70% for the nine months ended September 30, 2008 which was offset by an increase in the average balance of interest-bearing deposits to $440.0 million for the nine months ended September 30, 2009 from $381.3 million for the nine months ended September 30, 2008.  We experienced increases in the average balances of each category of interest-bearing deposit: certificates of deposits, savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  The average cost of all deposit accounts decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Interest expense on borrowings decreased $301 thousand to $921 thousand for the nine months ended September 30, 2009 from $1.2 million for the nine months ended September 30, 2008.  This decrease was primarily due to a $9.2 million decrease in the average balance of borrowings to $30.5 million for the nine months ended September 30, 2009 from $39.7 million for the nine months ended September 30, 2008 and a decrease on the average rate paid on borrowings to 4.03% for the nine months ended September 30, 2009 from 4.10% for the nine months ended September 30, 2008.

Provision for Loan Losses.  We recorded a provision for loan losses in the amount of $295 thousand for the nine months ended September 30, 2009 while we recorded a provision for loan losses in the amount of $148 thousand for the nine months ended September 30, 2008.  We had net charge-offs of $69 thousand for the nine months ended September 30, 2009 and net charge-offs of $30 thousand for the nine months ended September 30, 2008.  The allowance for loan losses as a percentage of total loans was 0.72% and 0.69% at September 30, 2009 and December 31, 2008, respectively.  We used the same methodology in calculating the provision for loan losses during each of the nine months ended September 30, 2009 and 2008.

Non-interest Income.  Non-interest income was $421 thousand for the nine months ended September 30, 2009 and $327 thousand for the nine months ended September 30, 2008.  Fees and service charges on deposit accounts increased by $62 thousand to $888 thousand for the nine months ended September 30, 2009 from $826 thousand for the nine months ended September 30, 2008.  The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees.  Gains on sales of loans totaled $56 thousand for the nine months ended September 30, 2009 compared to $7 thousand for the nine months ended September 30, 2008.  Non-interest income for the nine months ended September 30, 2009 was reduced by an other-than-temporary impairment of a mutual fund and corporate bonds in our investment security portfolio.  This charge totaled $914 thousand (pre-tax) for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, non-interest income was reduced by an other-than-temporary impairment of the AMF mutual fund in the amount of $844 thousand (pre-tax).

Non-interest Expense.  Non-interest expense increased $1.6 million to $8.8 million for the nine months ended September 30, 2009 from $7.2 million for the nine months ended September 30, 2008.  Compensation and benefits expense increased $263 thousand to $4.3 million for the nine months ended September 30, 2009 from $4.1 million for the nine months ended September 30, 2008.  Normal salary increases, the hiring of personnel to staff our newly opened branch locations, increases in payroll taxes and increases in pension expense were offset by a decrease in ESOP expense account.  Occupancy and equipment expense increased $179 thousand mainly due to increases in heat, light and utilities, repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums increased to $787 thousand for the nine months ended September 30, 2009 from $244 thousand for the nine months ended September 30, 2008.    This increase was mainly due to increases in the balance and insurance rates of insurable accounts as well as the FDIC special assessment of $259 thousand payable September 30, 2009.  Professional fees increased $88 thousand.  This increase was due to increases in legal fees due to increased foreclosure activity and accounting and auditing fees.  Other miscellaneous non-interest expense increased $569 thousand.  This was mainly due to a pre-payment penalty in the amount of $459 thousand paid on the pay-off of a long-term FHLB advance along with increases in advertising and promotion expense, supervisory examination expense, insurance and surety bond expense, customer check printing charges and correspondent bank expense.

Income Tax Expense. We recorded income tax expense of $274 thousand for the nine months ended September 30, 2009, compared to a tax expense of $267 thousand for the nine months ended September 30, 2008.  Our effective tax rate for the nine months ended September 30, 2009 and 2008 were 21.9% and 21.5%, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $11.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $174.7 million at September 30, 2009.  In addition, at September 30, 2009, we had the ability to borrow a total of approximately $129.7 million from the Federal Home Loan Bank of New York.  On that date, we had $36.6 million in advances outstanding.

At September 30, 2009, loan commitments outstanding totaled $9.0 million. In addition to commitments to originate loans, we had $21.6 million in unadvanced funds to borrowers and we had a commitment to purchase a $485 thousand bond anticipation note. Total certificates of deposit due within one year of September 30, 2009 totaled $168.5 million.  Total certificates of deposit due within one year of September 30, 2009 represent 34.6% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2009, we originated $70.9 million of loans and purchased $104.6 million of securities.  For the nine months ended September 30, 2008, we originated $101.1 million of loans and purchased $78.7 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $29.8 million and $57.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.
Total borrowings, which include Federal Home Loan Bank advances, increased $5.4 million, net, for the nine months ended September 30, 2009 and increased $9.4 million, net for the nine months ended September 30, 2008.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

In January 2009, we opened our ninth branch office, in Cedarville, Lawrence Township, New Jersey.

We have spent $361 thousand for the acquisition and development of land in the Borough of Buena, New Jersey, $1.3 million for the acquisition and development of land in Harrison Township, New Jersey and $792 thousand for the acquisition and development of land in Millville, New Jersey.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission and in our other filings with the Security and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC has adopted regulations that will require us to pre-pay our federal deposit insurance premiums.

The Federal Deposit Insurance Corporation had adopted a rule pursuant to which all insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment would be due on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $2.7 million.  We expect that we will be able to make the prepayment from available cash on hand.

Another legislative proposal has been introduced that would eliminate our primary federal regulator, require the bank to convert to a national bank or state bank, and require Colonial Bankshares, MHC and the Company to become bank holding companies.

The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge our primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks.  The proposal also contemplates that a division of thrift supervision within the Office of the Comptroller of the Currency would regulate federal thrifts.  The proposal, if adopted, also would subject all holding companies of thrifts such as Colonial Bankshares, Inc. and Colonial Bankshares, MHC to regulation by the Federal Reserve to be regulated as bank holding companies, as opposed to regulation by the Office of Thrift Supervision as savings and loan holding companies.

As previously reported, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized.  Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Colonial Bankshares, MHC would not be permitted to waive the receipt of dividends declared by the Company. This could have an adverse impact on the Company’s financial condition and, consequently, could have an adverse impact on the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not applicable
	(b)	Not applicable
	(c)	Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended September 30, 2009.  On March 24, 2008, the Company announced a 100,454 stock repurchase program with 46,000 shares repurchased to date, September 30, 2009.

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

COLONIAL BANKSHARES, INC.
Registrant

Date: November 13, 2009	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal
Accounting and Financial Officer)