Form 10-K
period 2009-12-31
Colonial Bankshares Inc
filed 2010-03-30
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(1)           Yes ☒   No ☐                                                                (2)           Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 19, 2010 there were 4,440,246 shares outstanding of the registrant’s common stock, including 2,441,716 shares owned by Colonial Bankshares, MHC.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2009 was $12.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.                      Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

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

Colonial Bankshares, Inc.

Colonial Bankshares, Inc. is the mid-tier stock holding company of Colonial Bank, FSB.  Colonial Bankshares, Inc. is a federally chartered corporation and owns 100% of the outstanding shares of common stock of Colonial Bank, FSB.  Colonial Bankshares, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Colonial Bank, FSB.  At December 31, 2009, Colonial Bankshares, Inc. had consolidated assets of $568.5 million, total deposits of $500.4 million and equity of $45.5 million.  Colonial Bankshares, Inc.’s net income for the year ended December 31, 2009 was $1.4 million.  The executive offices of Colonial Bankshares, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Bankshares, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

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

Our principal business activity is the origination of one- to four-family residential and commercial real estate loans.  We also offer home equity loans and lines of credit, commercial business loans and construction and land loans, and, to a lesser extent, multi-family real estate loans and consumer loans.  We also invest in mortgage-backed securities and other investment securities.  We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit.  Deposits are our primary source of funds for our lending and investing activities.  We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of New York.

Colonial Bank, FSB is subject to comprehensive regulation and examination by the Office of Thrift Supervision. Colonial Bank, FSB is a member of the Federal Home Loan Bank system.  Its website address is www.colonialbankfsb.com.  Information on this website is not and should not be considered to be a part of this annual report.

CB Delaware Investments, Inc.

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.

Market Area

We conduct our operations from our main office in Vineland, New Jersey and eight full-service branch offices located in Cumberland and Gloucester counties in New Jersey, which is our primary market area for loans and deposits.  These counties are in the southwest part of New Jersey, within a one hour driving distance of Philadelphia, Pennsylvania, Wilmington, Delaware and Atlantic City, New Jersey.

Our market areas have a broad range of private employers, as well as public employers such as  federal, state and local governments. Gloucester County is located within the Greater Philadelphia Metropolitan Statistical Area of the United States Census Bureau, and diverse employment opportunities exist within this area. Cumberland County is predominantly rural, with a smaller proportion of higher paying white collar jobs.  Industries represented in the employment base include healthcare, retail, glass manufacturing, higher education, agriculture and food processing. The New Jersey Motor Sports Park opened in July 2008.  This motorsports attraction has hosted nationally broadcast races from its 700 acre facility in Cumberland County.  In addition, a large airline company recently announced that it would locate a facility at Millville Airport, which will replace many positions lost upon the departure of another company from the same facility.

According to the New Jersey Department of Labor and Workforce Development, the population of Cumberland and Gloucester counties, New Jersey grew 7.1% and 12.6%, respectively, from 2000 to December 31, 2009.  The unemployment rates for Cumberland and Gloucester counties were 10.3% and 6.9% as of December 2008, respectively, compared to 14.2% and 10.5% as of December 2009, respectively. This compares to 10.1% for the entire State of New Jersey and 10.0% for the United States as a whole.

U.S. Census Bureau data indicates the median household income as of December 31, 2008 was $50,833 and $70,837 for Cumberland and Gloucester counties, New Jersey, respectively, compared to $39,150 and $54,273 as of December 31, 2000.  Based on the American Community Survey for 2008 and the United States Census Bureau for 2000, the home housing value in Cumberland County, New Jersey was $184,500 as of December 2008 compared to $91,200 for 2000.  Similarly, for Gloucester County, New Jersey, the median home value has increased to $249,300 as of 2008 compared to $120,100 as of 2000.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2009 (the latest date for which information is available), our market share was 16.48% of total deposits in Cumberland County, making us the second largest out of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2009, our market share was 1.77% of total deposits in Gloucester County, making us the 12th largest out of 22 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by focusing our marketing and community involvement on the specific needs of local communities.

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2009, our gross loan portfolio totaled $324.6 million compared to $305.6 million at December 31, 2008.  As a result of our current regulatory capital position, we are controlling the growth of our commercial real estate loan portfolio and, forwarding the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $151.4 million, or 46.6% of our total loan portfolio, at December 31, 2009.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2010 is currently $417,000 for single-family homes located in our primary market area.  Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 80%.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At December 31, 2009, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $19.2 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2009, the outstanding balances of home equity loans totaled $32.7 million, or 10.1% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $5.2 million, or 1.6% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We generally review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  However, due to the current economic environment, we reviewed and evaluated every home equity line of credit during 2008.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We currently underwrite fixed-rate home equity loans with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan and we underwrite lines of credit with a loan-to-value ratio of up to 75% when combined with the principal balance of the existing mortgage loan.  We obtain an appraisal of the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, churches and hotels and, to a lesser extent, manufacturing and retail facilities and healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million.  Loans secured by commercial real estate totaled $97.1 million, or 29.9% of our total loan portfolio, at December 31, 2009, and consisted of 241 loans outstanding with an average loan balance of approximately $403,000, although we have originated loans with balances substantially greater than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans are generally written as mortgages with balloon maturities of five years.  Amortization of these loans is typically based on 10- to 20-year payout schedules.  We also originate some 10 and 15-year, fixed-rate, fully amortizing loans.  We establish margins for commercial real estate loans based upon our cost of funds, but we also consider rates offered by our competitors in our market area.  Interest rates may be fixed or adjustable, but may not be fixed for periods of longer than 10 years.

In the underwriting of commercial real estate loans, we currently lend up to 75% of the lower of the purchase price or the property’s appraised value.  We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate.  Personal guarantees are usually obtained from commercial real estate borrowers.  We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

Commercial Loans. We offer various types of secured and unsecured commercial loans to customers in our market area for business expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate, as published in The Wall Street Journal, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2009, we had 200 commercial loans outstanding with an aggregate balance of $17.9 million, or 5.5% of the total loan portfolio.  These totals include 29 unsecured commercial loans with an aggregate outstanding balance of $1.1 million.  As of December 31, 2009, the average commercial loan balance (secured and unsecured loans) was approximately $89,000, although we have originated loans with balances substantially greater than this average.

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

Construction Loans.  We originate construction loans to individuals and builders in our market area.  These loans totaled $14.1 million, or 4.3% of our total loan portfolio, at December 31, 2009.  At December 31, 2009, we had 33 construction loans outstanding with an average balance of $427,000.  Our construction loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% of actual construction costs and a 75% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$151,352	46.6%	$145,329	47.6%	$114,745	47.3%	$102,328	51.1%	$77,738	48.8%
Home equity loans and lines of credit	37,892	11.7	41,293	13.5	40,264	16.6	38,074	19.0	33,067	20.8
Multi-family	4,108	1.3	4,942	1.6	5,609	2.3	2,492	1.2	1,676	1.1
Commercial	97,075	29.9	81,983	26.8	55,606	22.9	39,186	19.6	31,392	19.7
Construction	14,093	4.3	12,223	4.0	10,137	4.2	8,371	4.2	6,267	3.9
Commercial	17,864	5.5	17,177	5.6	12,600	5.2	7,337	3.7	6,880	4.3
Consumer and other	2,223	0.7	2,616	0.9	3,752	1.5	2,427	1.2	2,258	1.4

Total loans receivable	324,607	100.0%	305,563	100.0%	242,713	100.0%	200,215	100.0%	159,278	100.0%
Deferred loan fees	(394)		(307)		(281)		(323)		(336)
Allowance for loan losses	(2,606)		(2,105)		(1,392)		(1,373)		(1,168)

Total loans receivable, net	$321,607		$303,151		$241,040		$198,519		$157,774

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$3,086	5.18%	$6,663	3.85%	$3,397	6.34%	$14,248	5.81%
2011	590	7.29%	1,746	5.17%	—	—%	4,912	4.82%
2012	3,942	7.21%	1,840	6.29%	—	—%	6,507	6.76%
2013 to 2014	11,461	6.13%	10,347	5.62%	30	8.08%	41,682	5.94%
2015 to 2019	10,668	5.14%	5,522	5.21%	214	6.99%	20,206	6.09%
2020 to 2024	13,174	5.35%	10,956	5.85%	—	—%	7,029	6.17%
2024 and beyond	108,431	5.90%	818	3.11%	467	5.61%	2,491	8.08%

Total	$151,352	5.84%	$37,892	5.27%	$4,108	6.30%	$97,075	5.97%

	Construction		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$14,093	5.52%	$4,037	5.16%	$226	8.45%	$45,750	5.39%
2011	—	—%	822	5.41%	323	8.86%	8,393	5.28%
2012	—	—%	3,296	6.03%	664	7.41%	16,249	6.70%
2013 to 2014	—	—%	6,105	5.58%	579	5.74%	70,204	5.89%
2015 to 2019	—	—%	3,604	5.99%	180	5.95%	40,394	5.72%
2020 to 2024	—	—%	—	—%	—	—%	31,159	5.71%
2024 and beyond	—	—%	—	—%	251	7.09%	112,458	5.89%

Total	$14,093	5.52%	$17,864	5.64%	$2,223	%	$324,607	5.81%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$130,590	$17,676	$148,266
Home equity loans and lines of credit	31,229	—	31,229
Multi-family	711	—	711
Commercial	82,827	—	82,827
Commercial	13,827	—	13,827
Consumer and other	1,997	—	1,997

Total loans	$261,181	$17,676	$278,857

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

During 2009, we sold $4.2 million in loans.  We have not purchased any whole loans in recent periods.  We are an approved loan seller and seller/servicer for Fannie Mae.  We may continue to sell conforming loans in the future.  Currently, we do not retain the servicing rights for the conforming loans we sell.

Loan Approval Authority and Underwriting.  Our board of directors grants lending authority to our Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.

The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Management Loan Committee may approve secured loans in amounts up to $300,000, and unsecured loans in amounts up to $100,000.

In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the board of directors.  Appraisals are then reviewed by our loan underwriting personnel.  Under certain conditions, we may not require appraisals for loans under $250,000, but we obtain appraisals in nearly all of these cases.  We also require title insurance, hazard insurance and, if necessary, flood insurance on property securing mortgage loans.

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $394,000 and $307,000 at December 31, 2009 and 2008, respectively.

Loans to One Borrower.  At December 31, 2009, our five largest aggregate amounts loaned to any borrower and related interests totaled $5.6 million, $5.3 million, $5.2 million, $5.0 million and $4.9 million. At December 31, 2009, these loans were all performing according to their terms.  Under federal banking regulations, at December 31, 2009 our maximum loan-to-one borrower limit was $5.9 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

Collection Procedures.  When a loan is more than 10 days delinquent, we generally contact the borrower by telephone to determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments.  We also send a computer-generated late notice on the tenth day after the payment due date on a commercial loan (the 15th day for a consumer or residential loan), which requests the payment due plus any late charge that is assessed.  If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued.  If payment is not received within 60 days of the due date, we accelerate loans and demand payment in full.  Failure to pay within 90 days of the original due date may result in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off between 90 to 120 days.  For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

Loans Past Due and Nonperforming Assets.  Loans are reviewed on a regular basis, and are placed on nonaccrual status when either principal or interest is 90 days or more past due.  As of December 31, 2009, we had no loans that were past due 90 days or more and still accruing.  In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income.  Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

For all loans secured by real estate, carrying values in excess of net realizable value are charged off at or before the time foreclosure is completed or when settlement is reached with the borrower.  If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is charged off no later than the end of the month in which the account becomes six months contractually delinquent.  For all secured and unsecured commercial business loans, loan balances are charged off at the time all or a portion of the balance is deemed uncollectible.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Real estate loans:
One- to four-family residential	9	$1,085	23	$4,023	32	$5,108
Home equity loans and lines of credit	5	193	5	215	10	408
Multi-family	—	—	—	—	—	—
Commercial	8	1,384	4	535	12	1,919
Construction	—	—	2	487	2	487
Commercial	—	—	1	15	1	15
Consumer and other	17	113	1	2	18	115
Total	39	$2,775	36	$5,277	75	$8,052

At December 31, 2008
Real estate loans:
One- to four-family residential	10	$1,574	1	$382	11	$1,956
Home equity loans and lines of credit	5	117	4	290	9	407
Multi-family	—	—	—	—	—	—
Commercial	3	753	4	511	7	1,264
Construction	—	—	—	—	—	—
Commercial	—	—	2	13	2	13
Consumer and other	15	80	2	73	17	153
Total	33	$2,524	13	$1,269	46	$3,793

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$82	4	$682	5	$764
Home equity loans and lines of credit	4	78	1	10	5	88
Multi-family	—	—	—	—	—	—
Commercial	—	—	1	252	1	252
Construction	—	—	—	—	—	—
Commercial	2	197	3	118	5	315
Consumer and other	7	18	2	22	9	40
Total	14	$375	11	$1,084	25	$1,459

At December 31, 2006
Real estate loans:
One- to four-family residential	1	$52	2	$167	3	$219
Home equity loans and lines of credit	5	253	2	22	7	275
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	1	44	1	44
Commercial	—	—	—	—	—	—
Consumer and other	7	115	—	—	7	115
Total	13	$420	5	$233	18	$653

At December 31, 2005
Real estate loans:
One- to four-family residential	1	$41	2	$37	3	$78
Home equity loans and lines of credit	4	147	1	39	5	186
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer and other	11	209	1	4	12	213
Total	16	$397	4	$80	20	$477

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  As of December 31, 2009, we had nine loans totaling $4.8 million that were considered troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of four commercial real estate loans, construction and multi-family loans with outstanding balances totaling $4.1 million, three one- to four-family residential real estate loans with outstanding balances totaling $711,000, and two consumer loans with immaterial outstanding balances.  We had no troubled debt restructurings as of December 31, 2008, 2007, 2006 or 2005.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$4,023	$1,015	$764	$167	$37
Home equity loans and lines of credit	215	290	10	22	39
Multi-family	—	—	—	—	—
Commercial	535	511	252	—	—
Construction	487	—	—	44	—
Commercial	15	13	118	—	—
Consumer and other	2	73	22	—	4
Total	5,277	1,902	1,166	233	80

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total accruing loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	5,277	1,902	1,166	233	80

Foreclosed real estate	—	113	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$5,277	$2,015	$1,166	$233	$80

Ratios:
Total non-performing loans to total loans	1.63%	0.62%	0.48%	0.12%	0.05%
Total non-performing loans to total assets	0.93%	0.36%	0.25%	0.06%	0.02%
Total non-performing assets to total assets	0.93%	0.38%	0.25%	0.06%	0.02%

The amount of the allowance for loan losses allocated to the $5.3 million of non-performing loans at December 31, 2009, noted above, was $400,000.

  Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2009, we had $11.7 million of assets designated as special mention.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2009 and 2008.  The classified assets total at December 31, 2009 includes $5.3 million of nonperforming loans.

	At December 31,
	2009	2008
	(In thousands)
Classified assets:
Substandard	$10,746	$1,984
Doubtful	—	—
Loss	—	—
Total classified assets	$10,746	$1,984
Special mention	$11,660	$8,479

At December 31, 2009, substandard assets consisted primarily of (i) 20 residential mortgage loans with a principal balance of $3.3 million, (ii) six commercial real estate loan relationships with principal balances totaling $3.2 million and (iii) four investment securities with a book value of $3.6 million and a par value of $5.4 million.   The collateral for the commercial real estate loan relationships was valued at $5.4 million as of December 31, 2009.  At December 31, 2009, special mention assets consisted primarily of (i) 11 residential mortgage loans with outstanding balances totaling $1.5 million and (ii) six commercial real estate loan relationships with outstanding balances totaling $9.9 million.  The collateral for the commercial real estate loan relationships was valued at $14.5 million as of December 31, 2009.  Included in the special mention commercial real estate loans are two relationships with outstanding balances totaling $8.3 million, and collateral valued at $12.0 million as of December 31, 2009.  The investment securities are not considered in determining the provision or allowance for loan losses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2009 and 2008—Provision for Loan Losses” and “—Allowance for Loan Losses.”

Allowance for Loan Losses. We provide for loan losses based on the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.  The allowance for loan losses consists of three components:

(1)
specific allowances established for (a) any impaired commercial real estate, commercial, construction and multi-family mortgage loans or (b) non-accrual residential real estate loans, in either case where the recorded investment in the loan exceeds the measured value of the loan;

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (unallocated allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	levels of, and trends in, charge-offs and recoveries;

●	national and local economic trends and conditions;

●	trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

●	experience, ability, and depth of lending management and other relevant staff.

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

For a discussion of how we determined the allowance for loan losses as of December 31, 2009 and 2008, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008—Provisions for Loan Losses.”

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$2,105	$1,392	$1,373	$1,168	$990

Charge-offs:
Real estate loans:
One- to four-family residential	—	(11)	—	—	—
Home equity loans and lines of credit	(34)	(2)	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	(5)	(62)	—	—
Construction	—	—	—	—	—
Commercial	(9)	—	—	—	—
Consumer and other	(74)	(32)	(6)	(10)	(31)
Total charge-offs	(117)	(50)	(68)	(10)	(31)

Recoveries:
Real estate loans:
One- to four-family residential	—	3	—	—	—
Home equity loans and lines of credit	—	—	—	15	—
Multi-family	—	—	—	—	—
Commercial	—	4	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	3	—	3	21	5
Total recoveries	3	7	3	36	5

Net recoveries (charge-offs)	(114)	(43)	(65)	26	(26)
Provision for loan losses	615	756	84	179	204

Balance at end of year	$2,606	$2,105	$1,392	$1,373	$1,168

Ratios:
Net recoveries (charge-offs) to average loans outstanding	(0.04)%	(0.02)%	(0.03)%	0.01%	(0.03)%
Allowance for loan losses to non-performing loans at end of year	49.38%	110.67%	119.38%	589.27%	1,460.00%
Allowance for loan losses to total loans at end of year	0.81%	0.69%	0.57%	0.69%	0.73%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2009			2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$418	16.0%	46.6%	$273	13.0%	47.6%	$115	8.3%	47.3%
Home equity loans and lines of credit	42	1.6	11.7	57	2.7	13.5	40	2.9	16.6
Multi-family	10	0.4	1.3	16	0.7	1.6	70	5.0	2.3
Commercial	1,010	38.8	29.9	863	41.0	26.8	825	59.3	22.9
Construction	157	6.0	4.3	63	3.0	4.0	71	5.1	4.2
Commercial	283	10.9	5.5	271	12.9	5.6	158	11.3	5.2
Consumer and other	164	6.3	0.7	212	10.1	0.9	113	8.1	1.5
Unallocated	522	20.0	—	350	16.6	—	—	—	—

Total allowance for loan losses	$2,606	100.0%	100.0%	$2,105	100.0%	100.00%	$1,392	100.0%	100.0%

	At December 31,
	2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$265	19.3%	51.1%	$205	17.5%	48.8%
Home equity loans and lines of credit	95	6.9	19.0	83	7.1	20.8
Multi-family	—	—	1.2	—	—	1.1
Commercial	695	50.6	19.6	640	54.8	19.7
Construction	—	—	4.2	—	—	3.9
Commercial	220	16.0	3.7	155	13.3	4.3
Consumer and other	98	7.2	1.2	85	7.3	1.4
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$1,373	100.0%	100.0%	$1,168	100.0%	100.0%

Securities Activities

Our securities investment policy is established by our board of directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.  Our Asset/Liability Management Committee, which consists of senior management, oversees our investing strategies.  The board of directors reviews the Asset/Liability Management Committee’s activities and strategies, and evaluates on an ongoing basis our investment policy and objectives. Our Asset/Liability Management Committee is responsible for making securities portfolio decisions in accordance with established policies.  Our chief executive officer and our chief financial officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Management Committee at least monthly.

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration and mortgage-related mutual funds.  As of December 31, 2009, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), no preferred securities issued by either Fannie Mae or Freddie Mac and no private-label mortgage backed securities.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields, manage interest rate risk, ensure adequate liquidity for loan demand, deposit fluctuations and other changes to our balance sheet, and provide collateral for our long-term debt needs.

Financial Accounting Standards Board Accounting Standards Codification 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Mortgage-Backed Securities.  We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2009, our mortgage-backed securities portfolio had a fair value of $119.7 million, and consisted of pass-through securities.

In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship.  The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.  These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

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

Corporate Debt Securities and Municipal Bonds.  At December 31, 2009, we held $16.0 million in corporate debt securities, at fair value, $10.7 million of which were classified as available for sale and $5.3 million of which were classified as held to maturity.  At December 31, 2009, we held $36.0 million in bonds issued by states and political subdivisions, $33.2 million of which were classified as held to maturity at amortized cost and $2.8 million of which were classified as available for sale at fair value.  Included in this total are bond anticipation notes and tax anticipation notes (all of which have terms of one year or less), issued by municipalities in the State of New Jersey.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond and a limitation equal to our loan-to-one borrower limitation for bond anticipation notes and tax anticipation notes.

Equity Securities.  At December 31, 2009, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2009 was $1.7 million based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds.  For the years ended December 31, 2009 and 2008, we made a determination to write down this mutual fund for “other than temporary impairment.”  We took an impairment charge (pre-tax) of $100,000 and $1.2 million during 2009 and 2008, respectively, based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.

U.S. Government Agency Securities.  At December 31, 2009, we held U.S. government agency securities available for sale with a fair value of $29.1 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Other-Than-Temporary Impairment of Securities.  For the year ended December 31, 2009, due to a decline in the fair value of our investment in a mutual fund, we identified the impairment of this available-for-sale security as other than temporary and recorded a loss of $100,000 as a charge against operating results.  Also, due to a downgrade by a credit rating agency to below investment grade, we identified the impairment of two held-to-maturity corporate debt obligations as other than temporary and recorded a loss of $815,000 as a charge against operating results.  In addition, for the year ended December 31, 2009 we identified the impairment of an available-for-sale corporate debt obligation as other than temporary and recorded the loss of $211,000 as a charge against operating results.  The total other-than-temporary impairment taken in 2009 was all related to credit losses, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations, and not as a reduction in other comprehensive income).  During the first quarter of 2010, we sold $1.7 million of the $3.0 million remaining principal balance of the three corporate debt obligations on which we recognized other-than-temporary impairment during 2009.

For the year ended December 31, 2008, due to a decline in the fair value of our investment in a mutual fund, we took a pre-tax investment write down of $1.2 million for other-than-temporary impairment.  Our decision was based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during recent changes in interest rates.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$112,262	$116,888	$115,245	$117,010	$79,085	$79,454
U.S. Government obligations	28,973	29,142	21,963	22,245	44,052	44,275
Corporate debt obligations	10,563	10,672	15,249	13,483	12,880	12,267
Mutual funds (1)	1,561	1,625	2,643	2,643	14,385	14,385
Municipal debt obligations	2,817	2,830	3,659	3,632	5,402	5,504
SBA pools	5,231	5,221	6,453	6,449	7,614	7,664
Total securities available-for-sale	$161,407	$166,378	$165,212	$165,462	$163,418	$163,549

Securities held-to-maturity:
Mortgage-backed securities	$2,650	$2,803	$3,143	$3,256	$3,766	$3,863
U.S. Government obligations	—	—	932	970	1,420	1,442
Corporate debt obligations	5,209	5,292	3,969	3,259	2,173	2,317
Municipal debt obligations	33,173	33,300	8,853	8,847	9,854	10,354
Total securities held-to-maturity	$41,032	$41,395	$16,897	$16,332	$17,213	$17,976

(1)	The cost and fair value for 2009 and 2008 reflect an impairment charge of approximately $100,000 and $1.2 million before income tax benefit.

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our available-for-sale investment securities at the dates indicated.

	At December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Corporate debt obligations	$766	$16	1,357	$107	$2,123	$123
Municipal debt obligations	846	36	—	—	846	36
SBA pools	—	—	2,278	39	2,278	39
Mortgage-backed securities	1,350	15	2,064	2	3,414	17
Total	$2,962	$67	$5,699	$148	$8,661	$215

	At December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U. S. Government obligations	$451	$13	$1,931	$36	$2,382	$49
Corporate debt obligations	8,889	1,157	2,748	676	11,637	1,833
Municipal debt obligations	1,373	76	—	—	1,373	76
SBA pools	1,609	38	1,316	24	2,925	62
Mortgage-backed securities	31,136	357	2,046	50	33,182	407
Total	$43,458	$1,641	$8,041	$786	$51,499	$2,427

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our held-to-maturity investment securities at the dates indicated.

	At December 31, 2009
	Less than 12 months		Less than 12 months		Less than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Corporate debt obligations	$462	$7	$—	$—	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93
Total	$1,768	$92	$391	$8	$2,159	$100

	At December 31, 2008
	Less than 12 months		Less than 12 months		Less than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Corporate debt obligations	$1,474	$351	$605	$378	$2,079	$729
Municipal debt obligations	2,367	223	—	—	2,367	223
Total	$3,841	$574	$605	$378	$4,446	$952

At December 31, 2009, we held seven available-for-sale securities that had been in a loss position for less than twelve months, and 18 available-for-sale securities that had been in a loss position for twelve months or more.  Included in the seven securities in the less-than-twelve month position are (a) two corporate debt securities, one of which has been in a loss position for seven months and one of which has been in a loss position for one month; (b) three municipal debt securities, which have been in loss positions for two, three and 11 months, respectively; and (c) two mortgage-backed securities, both of which have been in a loss position for one month.  Included in the 18 securities in the twelve-months-or-more position are (a) two corporate debt securities; (b) 13 SBA pools; and (c) three mortgage-backed securities.

At December 31, 2009, we had four held-to-maturity securities that had been in a loss position for less than twelve months, and one held-to-maturity security that had been in a loss position for twelve months or more.  Included in the four securities in the less-than-twelve month position are (a) one corporate debt security which has been in a loss position for one month and (b) three municipal debt securities all of which have been in a loss position for three months.  The one security that was in the more-than-twelve month position for the held-to-maturity was a municipal debt obligation.

As of December, 31, 2009 management believes that the estimated fair value of the securities noted above are primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government-sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  We do not intend to sell or expect that it is more likely than not that we will be required to sell these investment securities prior to an anticipated recovery in fair value.  Accordingly, management does not believe any individual unrealized loss as of December 31, 2009, represents an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis assuming an federal income tax rate of 34.0%.  At December 31, 2009, the non-tax adjusted weighted average yield on total municipal securities was 2.61%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$1,936	1.60%	$9,973	2.29%	$8,932	3.55%	$91,421	4.75%	$112,262	$116,888	4.38%
U.S. government obligations	5,006	1.49	21,990	1.81	500	5.05	1,477	5.00	28,973	29,142	1.97
Corporate debt obligations	999	2.83	5,827	5.21	3,237	4.09	500	4.00	10,563	10,672	4.58
Mutual funds	1,561	3.67	—	—	—	—	—	—	1,561	1,625	3.67
Municipal debt obligations	—	—	352	6.14	1,269	6.79	1,196	6.53	2,817	2,830	6.65
SBA pools	—	—	2,779	3.79	—	—	2,452	1.56	5,231	5,221	2.74
Total securities available for sale	$9,502	2.02%	$40,921	2.58%	$13,938	4.03%	$97,046	4.69%	$161,407	$166,378	3.94%

Securities held to maturity:
Mortgage-backed securities	$6	7.00%	$628	6.04%	$187	6.93%	$1,829	5.98%	$2,650	$2,803	6.06%
Corporate debt obligations	2,012	2.57	538	9.38	2,463	4.78	196	6.44	5,209	5,292	4.46
Municipal debt obligations	27,181	2.77	306	6.97	1,446	8.15	4,240	7.88	33,173	33,300	3.70
Total securities held to maturity	$29,199	2.76%	$1,472	7.45%	$4,096	6.07%	$6,265	7.28%	$41,032	$41,395	3.95%

Sources of Funds

General.  Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of certificates of deposit, savings accounts, NOW accounts, checking accounts, money market deposit accounts, club accounts and individual retirement accounts. We provide commercial checking accounts for businesses and municipalities.  In addition, we provide low-cost checking account services for our customers.

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2009, we had $19.3 million in brokered certificates of deposits.  In addition, at December 31, 2009, we had $92.6 million in deposits from municipalities within the State of New Jersey.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$21,111	4.22%	—%	$18,146	3.97%	—%	$15,141	4.08%	—%
Savings	90,957	18.18	2.63	81,050	17.73	2.76	55,716	15.00	2.18
NOW accounts	98,810	19.74	0.85	55,439	12.12	0.72	45,255	12.19	2.12
Super NOW accounts	19,755	3.95	1.47	15,532	3.40	1.75	16,520	4.45	1.77
Money market deposit	63,005	12.59	1.63	45,404	9.93	3.26	20,670	5.56	3.72
Total transaction accounts	293,638	58.68	1.55	215,571	47.15	2.03	153,302	41.28	2.11

Certificates of deposit	206,728	41.32	2.91	241,660	52.85	3.97	218,080	58.72	4.86

Total deposits	$500,366	100.00%	2.11%	$457,231	100.0%	3.06%	$371,382	100.00%	3.72%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $98.7 million.  The following table sets forth the maturity of those certificates as of December 31, 2009.

At December 31, 2009
(In thousands)

Three months or less	$28,421
Over three months through six months	12,170
Over six months through one year	23,109
Over one year to three years	32,448
Over three years	2,520

Total	$98,668

At December 31, 2009, $127.4 million of our certificates of deposit had maturities of one year or less.  We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the interest-bearing deposit activities for the years indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning balance	$439,085	$356,241	$319,199
Net deposits (withdrawals) before interest credited	27,762	68,789	23,410
Interest credited	12,408	14,055	13,632
Ending balance	$479,255	$439,085	$356,241

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$21,300	$31,227	$45,939
Average balance during year	$28,226	$41,140	$17,605
Maximum outstanding at any month end	$41,490	$58,998	$45,939
Weighted average interest rate at end of year	2.49%	4.46%	4.33%
Average interest rate during year	3.92%	3.99%	4.54%

At December 31, 2009 the maturities of the borrowings were as follows:  $5.3 million in January 2010; $5.0 million in June 2010; $4.0 million in October 2010; $2.0 million in April 2011; $3.0 million in June 2011; and $2.0 million in October 2012.

At December 31, 2009, we had the ability to borrow approximately $123.7 million under our credit facilities with the Federal Home Loan Bank of New York of which $21.3 million was outstanding.

Employees

As of December 31, 2009, we had 83 full-time employees and 21 part-time employees.  The employees are not represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Subsidiary Activities

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  At December 31, 2009, CB Delaware Investments, Inc. had $153.4 in assets, and Colonial Bank, FSB had an equity investment of $18.6 million in CB Delaware Investments, Inc.

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

Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB are not currently under audit with respect to their federal income tax returns and their federal income tax returns have not been audited for the past five years.

Method of Accounting.  For federal income tax purposes, Colonial Bankshares, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Colonial Bank, FSB has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1987.  Colonial Bank, FSB recaptured approximately $50,000 of reserves over the six-year period ended December 31, 2002.

Currently, the Colonial Bankshares, Inc. consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income if Colonial Bank, FSB failed to meet certain thrift asset and definitional tests.

At December 31, 2009, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, base-year reserves remain subject to recapture if Colonial Bank, FSB makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  Colonial Bankshares, Inc. and Colonial Bank, FSB have been subject to the AMT but currently have no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2009, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Colonial Bankshares, Inc. may exclude from its federal taxable income 100% of dividends received from Colonial Bank, FSB as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At December 31, 2009, Colonial Bankshares, Inc. and its subsidiaries have federal consolidated capital loss carryforwards of approximately $934,000.

State Taxation

Colonial Bank, FSB currently files New Jersey Corporation Business tax returns for banking and financial corporations.  Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its “entire net income,” which generally means federal taxable income before net operating loss and special deductions, subject to certain adjustments (including addition of interest income on state and municipal obligations).  With the formation of CB Delaware Investments, Inc. and the transfer of investment securities to it, the taxable state income of Colonial Bank, FSB has been substantially reduced.  With the reduction, Colonial Bank, FSB is in a net operating loss position for state tax purposes and may utilize state net operating loss carryforwards to reduce future state income taxes though there is no guarantee that these carryforwards will be utilized before they expire.

Colonial Bank, FSB has New Jersey net operating loss carryforwards of $11.0 million.  New Jersey net operating losses occurring for periods before January 1, 2009 can be carried forward for seven succeeding years, of which $8.4 million would be subject to these carryforward rules.  New Jersey net operating losses accruing for periods after January 1, 2009 may be carried forward 20 succeeding tax years, of which $2.6 million would be subject to this carryforward rule.

Colonial Bank, FSB has New Jersey capital loss carryforwards of $1.0 million.  For New Jersey purposes, capital losses can be carried back three years and carried forward five succeeding years.

Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.

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

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies.  As a result, Colonial Bankshares, Inc. and Colonial Bankshares, MHC would become bank holding companies subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Colonial Bankshares, Inc. and Colonial Bankshares, MHC would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Colonial Bank, FSB may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Colonial Bank, FSB also may establish subsidiaries that may engage in activities not otherwise permissible for Colonial Bank, FSB, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.  Colonial Bank, FSB does not typically engage in asset sales.

At December 31, 2009, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, Colonial Bank, FSB was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Colonial Bank, FSB must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Colonial Bank, FSB must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Colonial Bank, FSB also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At December 31, 2009, Colonial Bank, FSB held 87.9% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings banks must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

●	the association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

●	the association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Colonial Bank, FSB received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Colonial Bank, FSB.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Colonial Bank, FSB’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Colonial Bank, FSB’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Colonial Bank, FSB’s board of directors.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

●	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor.  On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program, most of our non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures.  As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $2.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  The Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The Federal Deposit Insurance Corporation extended this component of the program to cover debt issued through October 31, 2009.  The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions are required to pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other component of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010.  Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees will be based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provides the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program—Capital Purchase Program, which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. This program is voluntary (subject to regulatory approval) and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  We opted not to participate in this program.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2009, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2009, Colonial Bank, FSB was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Colonial Bank, FSB are subject to state usury laws and federal laws concerning interest rates.  Colonial Bank, FSB’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Colonial Bank, FSB also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Colonial Bankshares, Inc. held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Colonial Bankshares, Inc.  Any second-step conversion transaction also would require the approval of a majority of the eligible votes of members of Colonial Bankshares, MHC.  Colonial Bankshares, MHC has adopted a plan of conversion pursuant to which it intends to undertake a Conversion Transaction.

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

ITEM 1A.                      Risk Factors

Not applicable, as Colonial Bankshares, Inc. is a “Smaller Reporting Company.”

ITEM 2.                         Properties

The following table provides certain information with respect to our banking offices as of December 31, 2009:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$5,722

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$452

339 Main Street Cedarville, New Jersey 08311	Owned	$420

1107 North High Street Millville, New Jersey 08332	Owned	$290

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$492

271 Lambs Road Sewell, New Jersey 08080	Owned	$326

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$371

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$324

125 West Landis Avenue Vineland, New Jersey 08360	Owned	$512

In addition to the above properties, we have purchased land in the Borough of Buena in Atlantic County, New Jersey as a possible branch location and the total amount invested in this site to date is $361,000.  We have purchased land in Millville, Cumberland county, New Jersey as a possible branch location and the total amount invested in this site to date is $792,000.  We purchased land in Harrison Township, New Jersey as a possible branch location and the total amount invested in this site to date is $1.3 million.  As we are in the early stages of planning, we cannot determine completion dates or estimated costs to complete.

The net book value of our premises, land and equipment was approximately $11.4 million at December 31, 2009.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.                         Legal Proceedings

Colonial Bank, FSB and its Senior Vice President, Richard W. Dapp, have been named as defendants in a lawsuit, Renewable Energy Resources, LLC, Dennis Bracall, Sr. v. Mauro Conte, Conte’s Pasta Company, Inc., Richard Dapp, Colonial Bank, FSB, XYZ Entities, John Does, filed December 11, 2009 in the Superior Court of New Jersey, Atlantic County Law Division.  The plaintiffs allege to have entered into an agreement with defendant Conte’s Pasta Company, Inc. pursuant to which the plaintiffs would install a solar electric energy system for Conte’s Pasta Company, Inc.  The plaintiffs also allege that Conte’s Pasta Company, Inc. discussed the financing for its project with Richard W. Dapp, who is Senior Vice President and Chief Credit Officer for Colonial Bank, FSB.  The plaintiffs further allege that Mr. Dapp informed defendant Mauro Conte, the president and principal of Conte’s Pasta Company, Inc., that the plaintiffs were unreliable and had a bad business reputation, and that Mr. Dapp refused to submit the financing proposal to Colonial Bank, FSB’s board of directors for approval and, as a result, Conte’s Pasta Company, Inc. determined to breach its contract with the plaintiffs.  The plaintiffs seek judgment for compensatory damages, pre-judgment interest, punitive damages, attorney fees and costs and other just and equitable relief.

Colonial Bank, FSB vigorously disputes these allegations.  No trial date has been set.  At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

As of December 31, 2009, we were not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

ITEM 4.                         [RESERVED]

PART II

ITEM 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)           Not applicable.

(c)	Purchases of Equity Securities

Colonial Bankshares, Inc. had no repurchases of its common stock during the fourth quarter of 2009.  On March 24, 2008, Colonial Bankshares, Inc. announced a repurchase program for 100,454 shares.  As of December 31, 2009, 46,000 shares had been repurchased under this plan.

ITEM 6.                       Selected Financial Data

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$568,541	$530,576	$457,860	$383,597	$336,852
Cash and amounts due from banks	15,882	23,407	15,978	13,257	10,669
Investment securities held to maturity	41,032	16,897	17,213	18,722	17,474
Investment securities available for sale	166,378	165,462	163,549	136,925	139,256
Loans receivable, net	321,607	303,151	241,040	198,519	157,774
Deposits	500,366	457,231	371,382	337,254	284,725
Borrowings	21,300	31,227	45,939	8,324	15,415
Stockholders’ equity	45,517	40,630	39,028	36,663	35,861

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Operating Data:

Interest income	$27,355	$27,151	$23,045	$18,509	$14,706
Interest expense	13,514	15,696	14,432	10,208	6,623
Net interest income	13,841	11,455	8,613	8,301	8,083
Provision for loan losses	615	756	84	179	204
Net interest income after provision for loan losses	13,226	10,699	8,529	8,122	7,879
Non-interest income	267	628	1,114	1,043	956
Non-interest expense	11,661	9,629	8,866	7,430	6,567
Income before income taxes	1,832	1,698	777	1,735	2,268
Income tax expense (benefit)	392	353	(454)	124	499
Net income	$1,440	$1,345	$1,231	$1,611	$1,769

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.26%	0.27%	0.29%	0.45%	0.57%
Return on average equity	3.34%	3.44%	3.33%	4.49%	6.69%
Interest rate spread (1)	2.52%	2.27%	1.95%	2.17%	2.65%
Net interest margin (2)	2.71%	2.50%	2.20%	2.47%	2.80%
Efficiency ratio (3)	82.66%	79.69%	91.15%	79.52%	72.65%
Noninterest expense to average total assets	2.12%	1.92%	2.09%	2.07%	2.10%
Average interest-earning assets to average interest-bearing liabilities	107.28%	106.49%	106.73%	109.99%	106.70%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	0.93%	0.38%	0.25%	0.06%	0.02%
Non-performing loans as a percent of total loans	1.63%	0.62%	0.48%	0.12%	0.05%
Allowance for loan losses as a percent of non-performing loans	49.38%	110.67%	119.38%	589.27%	1460.00%
Allowance for loan losses as a percent of total loans	0.81%	0.69%	0.57%	0.69%	0.73%
Net recoveries (charge-offs) to average loans outstanding	(0.04)%	(0.02)%	(0.03)%	0.01%	(0.03)%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	12.60%	13.06%	14.96%	18.26%	20.20%
Tier 1 risk-based capital (to risk weighted assets)	11.94%	12.42%	14.42%	17.57%	19.53%
Tangible capital (to tangible assets)	7.17%	7.27%	8.03%	9.09%	9.85%
Tier 1 leverage (core) capital (to adjusted tangible assets)	7.17%	7.27%	8.03%	9.09%	9.85%
Equity to total assets	8.01%	7.66%	8.52%	9.56%	10.65%

Other Data:
Number of full service offices	9	8	7	6	6
Dividends declared per share	$—	$—	$—	$—	$—

Earnings per share:
Basic and diluted (4)	$0.34	$0.31	$0.29	$0.37	$0.20

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	For 2005, represents earnings per share for the six-month period from June 30, 2005 (date of public offering) to December 31, 2005.

ITEM 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, the valuation of and our ability to realize deferred tax assets and the potential impairment of Federal Home Loan Bank stock.

Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb estimated probable loan losses inherent in the loan portfolio.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans.  The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  Historically, we believe our estimates and assumptions have proven to be relatively accurate.  For example, over the past three years, our allowance for loan losses as a percentage of average loans outstanding has ranged from 0.63% to 0.84%, while our net charge-offs as a percentage of average loans outstanding has ranged from 0.02% to 0.04%.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

The analysis of the allowance for loan losses has three components: specific allocations, general allocations and an unallocated component.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance.  The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.  To illustrate, if recent loss experience dictated that the projected loss ratios changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2009 would have changed by approximately $161,000.  Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

Other-Than-Temporary Impairment.  In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

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

Federal Home Loan Bank of New York Stock.  Federal Home Loan Bank of New York stock is carried at cost.  Management evaluates Federal Home Loan Bank of New York stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount for the Federal Home Loan Bank and the length of time this situation has persisted, (2) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Federal Home Loan Bank of New York, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the Federal Home Loan Bank.  Management believes no impairment charge was necessary for the Federal Home Loan Bank of New York stock as of December 31, 2009.

Comparison of Financial Condition at December 31, 2009 and 2008

Total assets increased $37.9 million, or 7.1%, to $568.5 million at December 31, 2009 from $530.6 million at December 31, 2008.  The increase was the result of increases in loans receivable, investment securities and other assets, offset by decreases in cash and amounts due from banks, real estate owned and Federal Home Loan Bank stock.

Net loans receivable increased by $18.4 million, or 6.1%, to $321.6 million at December 31, 2009 from $303.2 million at December 31, 2008.  Commercial real estate loans increased $15.1 million, or 18.4%, to $97.1 million at December 31, 2009 from $82.0 million at December 31, 2008.  The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting in part from the expansion of our commercial lending staff in recent years.  One- to four-family residential real estate loans increased $6.1 million, or 4.2%, to $151.4 million at December 31, 2009 from $145.3 million at December 31, 2008.  Home equity loans and lines of credit decreased $3.4 million, or 8.2%, to $37.9 million at December 31, 2009 from $41.3 million at December 31, 2008.  Construction loans increased $1.9 million, or 15.6%, to $14.1 million at December 31, 2009 from $12.2 million at December 31, 2008.  Commercial loans increased $687,000 or 4.0%, to $17.9 million at December 31, 2009 from $17.2 million at December 31, 2008.  As a result of our current regulatory capital position, we are controlling the growth of our commercial real estate loan portfolio and, forwarding the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain  intangible assets) plus our allowance for loan losses.

Investment securities available for sale increased $916,000, or 0.06%, to $166.4 million at December 31, 2009 from $165.5 million at December 31, 2008.  The increase was the result of purchases of $76.7 million of mortgage-backed and investment securities and a $4.5 million increase in the market value of investment securities available for sale, offset by $29.7 million in principal amortization, $6.8 million in sales of investments securities available for sale, $44.1 million in calls and maturities of investment securities available for sale and accretion of discounts and premiums in the amount of $253,000.   In addition, securities held to maturity increased $24.1 million to $41.0 million at December 31, 2009 from $16.9 million at December 31, 2008.  The increase in securities held to maturity was the result of purchases of $42.9 million offset by principal amortization of $499,000 and $17.7 million in calls and maturities of investment securities held to maturity and accretion of discounts and premiums in the amount of $230,000.  During the year ended December 31, 2009, we experienced other-than-temporary impairment of investment securities of $1.1 million, of which $311,000 was for investment securities available for sale and $815,000 was for investment securities held to maturity.  For a further discussion of this impairment, see “Business of Colonial Bankshares, Inc. and Colonial Bank, FSB—Securities Activities.”

Other assets increased by $2.6 million due to the prepaid Federal Deposit Insurance Corporation premium assessments. Cash and amounts due from banks decreased by $7.5 million to $15.9 million at December 31, 2009 from $23.4 million at December 31, 2008, reflecting our investing excess cash into loans and short-term securities.

Deposits increased $43.2 million, or 9.4%, to $500.4 million at December 31, 2009 from $457.2 million at December 31, 2008.  The largest increase was in NOW accounts, which increased $43.4 million, or 78.3%, to $98.8 million at December 31, 2009 from $55.4 million at December 31, 2008.  The increase in NOW accounts was due to an increase in public fund accounts (such as municipalities and school districts).  Money market deposit accounts increased $17.6 million, or 38.8%, to $63.0 million at December 31, 2009 from $45.4 million at December 31, 2008.  The increase in money market deposit accounts was due to our offering competitive rates for high balance accounts and depositors’ preferences to maintain funds in short-term investments in the current interest rate environment.  Savings accounts increased $9.9 million, or 12.2%, to $91.0 million at December 31, 2009 from $81.1 at December 31, 2008.  The increase in savings accounts was due to an increase in county governmental-related accounts. Certificates of deposit decreased $35.0 million, or 14.5%, to $206.7 million at December 31, 2009 from $241.7 million at December 31, 2008.  Included in the balance in certificates of deposits are brokered deposits in the amount of $19.3 million at December 31, 2009, which decreased $24.3 million from $43.6 million at December 31, 2008.  We have reduced our reliance on brokered certificates of deposit in favor of lower cost, core deposits, which has decreased our cost of funds. We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.  Non-interest bearing demand accounts increased $3.0 million, or 16.3%.  Super NOW accounts increased $4.3 million, or 27.7%, to $19.8 million at December 31, 2009 from $15.5 million at December 31, 2008.  Overall deposit growth has resulted from our continued focus on generating deposits in our local communities, and from our establishing relationships with larger customers, such as municipalities, and using those relationships to offer deposit products to the customers’ employees, who tend to open core deposit accounts and not certificates of deposits.  Also, in January 2009 we opened our branch in Cedarville, New Jersey, which ended the year with $7.9 million in deposits.

Borrowings decreased to $21.3 million at December 31, 2009 from $31.2 million at December 31, 2008.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and pay-downs of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

Total stockholders’ equity increased $4.9 million to $45.5 million at December 31, 2009 from $40.6 million at December 31, 2008.  This increase was attributable to net income of $1.4 million and an increase in accumulated other comprehensive income of $3.0 million.  Accumulated other comprehensive income increased as a result of an increase in the net unrealized gains on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Average Balance Sheet

The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated.  Tax-equivalent yield adjustments have not been made for tax-exempt securities.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,

	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans	$311,585	$18,677	5.99%	$273,905	$16,946	6.19%	$221,179	$14,034	6.35%
Securities
Taxable	175,034	7,959	4.55%	172,209	9,630	5.59%	139,533	7,689	5.51%
Tax-exempt	24,048	719	2.99%	12,283	575	4.68%	30,460	1,322	4.34%
Total interest-earning assets	510,667	27,355	5.36%	458,397	27,151	5.92%	391,172	23,045	5.89%
Noninterest-earning assets	42,233			42,530			32,395
Total assets	$552,900			$500,927			$423,567

Interest-bearing liabilities:
Savings accounts	$85,752	2,241	2.61%	$80,384	2,232	2.78%	$56,576	1,188	2.10%
NOW accounts	79,947	799	1.00%	52,940	861	1.63%	57,521	1,299	2.26%
Money market deposits	53,949	1,123	2.08%	31,109	1,029	3.31%	19,316	678	3.51%
Certificates of deposit	228,158	8,245	3.61%	224,900	9,933	4.42%	215,480	10,467	4.86%
Total interest-bearing deposits	447,806	12,408	2.77%	389,333	14,055	3.61%	348,893	13,632	3.91%
Borrowings	28,226	1,106	3.92%	41,140	1,641	3.99%	17,605	800	4.54%
Total interest-bearing liabilities	476,032	13,514	2.84%	430,473	15,696	3.65%	366,498	14,432	3.94%
Noninterest-bearing liabilities	33,789			31,308			20,110
Total liabilities	509,821			461,781			386,608
Equity	43,079			39,146			36,959
Total liabilities and equity	$552,900			$500,927			$423,567

Net interest income		$13,841			$11,455			$8,613
Interest rate spread (1)			2.52%			2.27%			1.95%
Net interest-earning assets (2)	$34,635			$27,924			$24,674
Net interest Margin (3)			2.71%			2.50%			2.20%
Average interest-earning assets to average interest-bearing liabilities	107.28%			106.49%			106.73%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2009 vs. 2008			Years Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$2,238	$(507)	$1,731	$3,252	$(340)	$2,912
Securities
Taxable	162	(1,833)	(1,671)	1,827	114	1,941
Tax-exempt	231	(87)	144	(860)	113	(747)
Total interest-earning assets	2,631	(2,427)	204	4,219	(113)	4,106

Interest-bearing liabilities:
Savings accounts	112	(103)	9	590	454	1,044
NOW accounts	(257)	195	(62)	(98)	(340)	(438)
Money market deposit	191	(97)	94	388	(37)	351
Certificates of deposit	145	(1,833)	(1,688)	499	(1,033)	(534)
Total interest-bearing deposits	191	(1,838)	(1,647)	1,379	(956)	423
Borrowings	(506)	(29)	(535)	925	(84)	841
Total interest-bearing liabilities	(315)	(1,867)	(2,182)	2,304	(1,040)	1,264

Net change in interest income	$2,946	$(560)	$2,386	$1,915	$927	$2,842

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General.  Net income increased $95,000, or 7.1%, to $1.4 million for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008.  The principal reason for the increase was a $2.4 million increase in net interest income and a reduction in the provision for loan losses of $141,000, offset by an increase in non-interest expense of $2.0 million, a reduction in non-interest income of $361,000 and a $39,000 increase in income tax expense.

Interest Income.  Interest income increased $204,000 to $27.4 million for the year ended December 31, 2009 from $27.2 million for the year ended December 31, 2008.  The increase in interest income resulted from a $1.7 million increase in interest income on loans and a $1.5 million decrease in income on investment securities and mortgage-backed securities.

Interest income on loans increased $1.7 million, or 10.2%, to $18.7 million for the year ended December 31, 2009 from $16.9 million for the year ended December 31, 2008.  This increase resulted from an increase in the average balance of loans of $37.7 million, or 13.8%, to $311.6 million for the year ended December 31, 2009 from $273.9 million for the year ended December 31, 2007, which was offset by a 20 basis point decrease in the average yield to 5.99% for the year ended December 31, 2009 from 6.19% for the year ended December 31, 2008, reflecting decreases in market interest rates.  The increase in average balance of loans resulted primarily from increases in the average balances of one- to four-family residential real estate loans and commercial real estate loans.  See “—Comparison of Financial Condition at December 31, 2009 and 2008” for a discussion of how our growth in commercial real estate loans will be limited in future periods.

Interest income on securities decreased by $1.5 million to $8.7 million for the year ended December 31, 2009 from $10.2 million for the year ended December 31, 2008.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 117 basis points to 4.36% for the year ended December 31, 2009 from 5.53% for the year ended December 31, 2008, which was offset by an increase in the average balance of taxable and tax-exempt securities to $199.1 million for the year ended December 31, 2009 from $184.5 million for the year ended December 31, 2008.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $2.2 million, or 13.9%, to $13.5 million for the year ended December 31, 2009 from $15.7 million for the year ended December 31, 2008.

Interest expense on interest-bearing deposits decreased by $1.6 million, or 11.7%, to $12.4 million for the year ended December 31, 2009 from $14.1 million for the year ended December 31, 2008.  The decrease in interest expense on interest-bearing deposits was due to a decrease of 84 basis points in the average rate paid on interest-bearing deposits to 2.77% for the year ended December 31, 2009 from 3.61% for the year ended December 31, 2008.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2009, reflecting lower market interest rates.  This was offset by a $58.5 million, or 15.0%, increase in the average balance of interest-bearing deposits to $447.8 million for the year ended December 31, 2009 from $389.3 million for the year ended December 31, 2008.  We experienced increases in the average balance across all categories of interest-bearing deposits; savings accounts, NOW and Super-NOW accounts, money market deposit accounts and certificates of deposits for the year ended December 31, 2009.    See “—Comparison of Financial Condition at December 31, 2009 and 2008” for a discussion of how we have increased our deposits in recent periods.

Interest expense on borrowings decreased $535,000 to $1.1 million for the year ended December 31, 2009 from $1.6 million for the year ended December 31, 2008.  This decrease was due to a $12.9 million decrease in the average balance of borrowings to $28.2 million for the year ended December 31, 2009 from $41.1 million for the year ended December 31, 2008, and to a seven basis point decrease in the average cost of such borrowings to 3.92% for the year ended December 31, 2009 from 3.99% for the year ended December 31, 2008.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the calls, maturities and pay-downs of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

Net Interest Income.  Net interest income increased by $2.4 million, or 20.8%, to $13.8 million for the year ended December 31, 2009 from $11.5 million for the year ended December 31, 2008 because of an increase in our interest income and a decrease in our interest expense, reflecting the improvement in our net interest margin and net interest rate spread.  Our net interest margin increased 21 basis points to 2.71% for the year ended December 31, 2009 from 2.50% for the year ended December 31, 2008, and our net interest rate spread increased 25 basis points to 2.52% for the year ended December 31, 2009 from 2.27% for the year ended December 31, 2008, as the average cost of our interest-bearing liabilities more than the decrease in the average yield on our interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $615,000 for the year ended December 31, 2009 and a provision for loan losses of $756,000 for the year ended December 31, 2008.  The allowance for loan losses was $2.6 million, or 0.81% of total loans, at December 31, 2009, compared to $2.1 million, or 0.69% of total loans, at December 31, 2008.  We increased the allowance for loan losses at December 31, 2009 due to increases in (i) general reserves, reflecting growth in the loan portfolio, and (ii) specific reserves for substandard loans, loans designated as “special mention” and loans on our watch list, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we analyzed for possible specific reserves increased to $28.1 million at December 31, 2009 from $10.6 million at December 31, 2008, although we provided specific reserves on loans with principal balances of $2.0 million as of December 31, 2009 and $705,000 as of December 31, 2008.  During 2008, in recognition of current economic conditions, we increased the loss rates used to determine general reserves based upon historical loss experience.  During 2009 and 2008, in further recognition of current economic conditions, we established unallocated allowances for loan losses of $500,000 and $350,000, respectively.  The allowance for loan losses represented 49.38% of nonperforming loans at December 31, 2009 and 110.67% of nonperforming loans at December 31, 2008.  Despite our recent increase in nonperforming loans, we experienced net charge-offs of $114,000 for the year ended December 31, 2009 and $43,000 for the year ended December 31, 2008.  In addition, at December 31, 2009, 76.2% of our non-performing loans were one- to four-family residential real estate loans.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2009 and 2008.

Non-interest Income.  Non-interest income decreased $361,000, or 57.5%, to $267,000 for the year ended December 31, 2009 compared to $628,000 for the year ended December 31, 2008.  Net gains on the sales and calls of investment securities decreased $547,000 to $14,000 for the year ended December 31, 2009 from $561,000 for the year ended December 31, 2008, reflecting sales of securities of $6.8 million and $36.1 million during the years ended December 31, 2009 and 2008, respectively.  Fees and service charges on deposit accounts increased by $100,000, or 8.9%.  The increase in fees and services charges on deposit accounts was attributable an increase in the volume of several service charges.  Non-interest income reflected charges of $1.1 million and $1.2 million for other-than-temporary impairment of securities during the years ended December 31, 2009 and 2008, respectively.  For a discussion of these impairment charges, see “Business of Colonial Bankshares, Inc. and Colonial Bank, FSB—Securities Activities.”

Non-interest Expense.  Non-interest expense increased $2.0 million, or 21.1%, to $11.7 million for the year ended December 31, 2009 from $9.6 million for the year ended December 31, 2008.  Compensation and benefits expense increased $345,000, or 6.3%, to $5.8 million for the year ended December 31, 2009 from $5.4 million for the year ended December 31, 2008.  Normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense.  Also, compensation increased due to the opening of our new Cedarville branch in January 2009.  Occupancy and equipment expense increased $257,000, or 18.8%, to $1.6 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008.  This increase was mainly due to increased depreciation expense and utility expense due to the opening of our Landis Avenue branch in Vineland, New Jersey in August 2008 and the opening of our Cedarville, New Jersey branch in January 2009.  Federal Deposit Insurance Corporation insurance premiums increased by $642,000 to $964,000 for the year ended December 31, 2009 from $322,000 for the year ended December 31, 2008.  This increase was due to an increase in the amount of insurable deposit accounts and an increase in the premium rate charged by the Federal Deposit Insurance Corporation.  We incurred a $459,000 prepayment penalty on a long-term Federal Home Loan Bank advance during 2009, and had no similar expense in 2008.  Professional fees increased by $65,000 to $443,000 for the year ended December 31, 2009 from $378,000 for the year ended December 31, 2008.  This increase was due to higher legal expenses for additional loan collections, an increase in auditing and accounting fees and the engagement of a compensation consultant.  Other expenses increased $206,000 to $1.2 million for the year ended December 31, 2009 from $963,000 for the year ended December 31, 2008.  This increase was mainly attributable to increases in training and education expense, insurance and surety bond expense, supervisory examination expense, telephone expense, postage expense, correspondent bank expense, and loan acquisition expense.

Income Tax Expense. We recorded an expense of $392,000 for income taxes for the year ended December 31, 2009, compared to an expense of $353,000 for the year ended December 31, 2008, reflecting effective tax rates of 21.4% and 20.8%, respectively.  Our effective tax rate is lower than state and federal statutory rates due to the formation of our Delaware operating subsidiary, income from life insurance and the increased holdings in tax-exempt securities in 2009.  For the years ended December 31, 2009 and 2008, Colonial Bank, FSB incurred a net operating loss of approximately $2.6 million and $3.2 million, respectively, for state tax purposes.  All but $140,000 of the related deferred tax benefit was offset by a valuation allowance.

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established an Asset/Liability Management Committee, consisting of senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.  The Asset/Liability Management Committee monitors the level of interest rate risk and our board of directors reviews our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  Given the current low interest rate environment, we intend to use the following strategies to manage our interest rate risk:

●
maintaining our portfolios of shorter-term loans, including commercial real estate loans and home equity loans, subject to the limitations with respect to the amounts of these loans as a percentage of our capital and the allowance for loan losses;

●	maintaining adjustable-rate and shorter-term investments; and

●	maintaining pricing strategies that encourage deposits in longer-term, certificates of deposit.

In addition, we have sold long-term (greater than 15 years) loans, and we are an approved qualified loan seller/servicer for Fannie Mae, which will facilitate our sale of long-term, fixed-rate residential mortgage loans in the future.  By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  However, investments in shorter-term assets generally have lower yields than longer-term investments.

Net Portfolio Value.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, we did not prepare a NPV calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2009, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV		NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+300	$41,434	$(25,807)	(38)%	7.34%	(391)
+200	51,468	(15,773)	(23)%	8.93%	(233)
+100	60,741	(6,500)	(10)%	10.33%	(93)
+50	64,134	(3,108)	(5)%	10.82%	(44)
—	67,241	—	—	11.26%	—
-50	69,499	2,258	3%	11.56%	31
-100	71,570	4,329	6%	11.85%	59

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a 6% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 23% decrease in net portfolio value.  Both of these calculations are based against the calculated net portfolio value of $67.2 million.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2009.  We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $15.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $166.4 million at December 31, 2009. In addition, at December 31, 2009, we had the ability to borrow approximately $123.7 million from the Federal Home Loan Bank of New York.  On that date, we had $21.3 million in advances outstanding.

At December 31, 2009, we had $13.4 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $21.1 million in unadvanced funds to borrowers and $4.4 million of commitments issued under standby letters of credit. Certificates of deposit due within one year of December 31, 2009 totaled $127.4 million, or 25.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products, as the recent runoff of certificates of deposit was primarily related to our not bidding on brokered certificates of deposit. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. In 2009, we originated $85.7 million of loans and purchased $119.7 million of securities. In 2008, we originated $132.6 million of loans and purchased $93.2 million of securities. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $43.1 million and $85.8 million for the years ended December 31, 2009 and 2008, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances decreased by $9.9 million during the year ended December 31, 2009 and decreased by $14.7 million during the year ended December 31, 2008.  Federal Home Loan Bank advances have been used primarily to fund new loans and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, Colonial Bank, FSB exceeded all regulatory capital requirements. Colonial Bank, FSB is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans.  For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 105 “Generally Accepted Accounting Principles”, as the single source of authoritative nongovernmental U. S. GAAP.  FASB ASC Topic 105 does not change current U. S. GAAP, but is intended to simplify user access to all authoritative U. S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 820-10, “Fair Value Measurements and Disclosures.”  FASB ASC Topic 820-10 clarifies the application of previous guidance when the volume and level of activity for the asset or liability has significantly decreased and guidance on identifying circumstances when a transaction may not be considered orderly.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The application of the provisions of FASB ASC Topic 820-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320-10, “Investments – Debt and Equity Securities.”   FASB ASC Topic 320-10 amends the other-than-temporary impairment guidance in U. S. generally accepted accounting principles for debt securities.  FASB ASC Topic 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods.  FASB ASC Topic 320-10 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The application of the provisions of FASB ASC Topic 320-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825-10, “Financial Instruments.”  FASB ASC Topic 825-10 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  This FASB ASC Topic 825-10 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The application of the provisions of FASB ASC Topic 825-10 did not have a material impact on our consolidated financial statements, although additional interim disclosures have been provided.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to clarify how entities should estimate the fair value of liabilities.  FASB ASC Topic 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restriction, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset.  The amended guidance in FASB ASC Topic 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted.  The application of the provisions of FASB ASU 2009-05 did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, “Investment in Certain Entities That Calculate Net Assets Value per Share (or Its Equivalent),” to amend FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments within ASU 2009-12 create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net assets value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date.  It also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restriction on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  It improves financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  It also improves transparency by requiring additional disclosures about investment in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net assets value per share.  The ASU is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this FASB ASU did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (ASC 605).  The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 provides principles and application guidance on whether multiple deliverables exits, how the arrangement should be separated, and the consideration allocated.  It requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.  It also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.  ASU 2009-13 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  We do not anticipate the adoption of this FASB ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”  The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in-capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  We do not anticipate the adoption of this FASB ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.”  This Update amends the Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No, 140.”  The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  We do not anticipate the adoption of this FASB ASU will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This Update amends the Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  We do not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505) – Accounting for Distribution to Shareholders with Components of Stock and Cash.”  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”  This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation had no effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.”  This Update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

●	A subsidiary or group of assets that is a business or nonprofit activity;

●	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

●	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

This Update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this Update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

●	The valuation techniques used to measure the fair value of any retained investment;

●	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and

●
Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

This Update is effective beginning in the period that an entity adopts FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51” (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this Update should be applied retrospectively to the first period that an entity adopts Statement 160.  We do not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the potential impact the new pronouncement will have on our consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Colonial Bankshares, Inc. have been prepared in accordance with GAAP.  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.               Financial Statements and Supplementary Data

COLONIAL BANKSHARES, INC.

All financial statement schedules have been omitted as the required information either is not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Colonial Bankshares, Inc.

We have audited the accompanying consolidated statements of financial condition of Colonial Bankshares, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Colonial Bankshares, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Bankshares, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                                                                                                                                       /s/ ParenteBeard LLC

Malvern, Pennsylvania
March 16, 2010

COLONIAL BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008

	(Dollars In Thousands, Except Share and Per Share Data)

Assets

Cash and amounts due from banks	$15,882	$23,407
Investment securities available for sale	166,378	165,462
Investment securities held to maturity (fair value 2009 - $41,395; 2008 - $16,332)	41,032	16,897
Loans receivable (net of allowance for loan losses 2009 - $2,606; 2008 - $2,105)	321,607	303,151
Real estate owned	—	113
Federal Home Loan Bank stock, at cost	1,731	1,991
Office properties and equipment, net	11,387	11,563
Bank-owned life insurance	2,777	2,674
Accrued interest receivable	2,272	2,298
Deferred taxes	910	1,752
Other assets	4,565	1,268

Total Assets	$568,541	$530,576

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$21,111	$18,146
Interest-bearing	479,255	439,085
Total deposits	500,366	457,231
Federal Home Loan Bank short-term borrowings	7,300	3,000
Federal Home Loan Bank long-term borrowings	14,000	28,227
Advances from borrowers for taxes and insurance	661	620
Other liabilities	697	868
Total Liabilities	523,024	489,946

Commitments and contingencies

Stockholders’ Equity

Preferred stock, 1,000,000 shares authorized and unissued	—	—
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding: 4,440,246 in 2009 and 4,428,021 in 2008	452	452
Additional paid-in capital	20,628	20,290
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(1,084)	(1,200)
Treasury stock, at cost, (2009 - 134,625 shares; 2008 – 129,125 shares)	(1,596)	(1,559)
Retained earnings	23,879	22,439
Accumulated other comprehensive income	3,238	208
Total Stockholders’ Equity	45,517	40,630

Total Liabilities and Stockholders’ Equity	$568,541	$530,576

See notes to consolidated financial statements

COLONIAL BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$18,677	$16,946
Mortgage-backed securities	5,722	5,513
Securities:
Taxable	2,237	4,117
Tax-exempt	719	575
Total Interest Income	27,355	27,151
Interest Expense
Deposits	12,408	14,055
Borrowings	1,106	1,641
Total Interest Expense	13,514	15,696
Net Interest Income	13,841	11,455
Provision for Loan Losses	615	756
Net Interest Income after Provision for Loan Losses	13,226	10,699
Non-Interest Income
Fees and service charges	1,225	1,125
Gain on sale of loans	56	7
Loss on sale of real estate owned	(5)	-
Net gain on sales and calls of securities	14	561

Impairment charge on investment securities	(1,126)	(1,161)
Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net impairment losses recognized in earnings	(1,126)	(1,161)

Earnings on bank-owned life insurance	103	96
Total Non-Interest Income	267	628
Non-Interest Expenses
Compensation and benefits	5,779	5,434
Occupancy and equipment	1,621	1,364
Data processing	837	799
FDIC insurance premiums	964	322
Office supplies	181	165
Professional fees	443	378
Advertising	208	204
Prepayment penalty on payoff of FHLB borrowing	459	-
Other	1,169	963
Total Non-Interest Expenses	11,661	9,629
Income before Income Tax Expense	1,832	1,698
Income Tax expense	392	353
Net Income	$1,440	$1,345

Per Share Data (Note 3):
Earnings per share – basic	$0.34	$0.31
Earnings per share – diluted	$0.34	$0.31

See notes to consolidated financial statements

COLONIAL BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity
(Dollars in thousands)

Balance, January 1, 2008	$452	$19,922	$(1,316)	$21,094	$(1,189)	$65	$39,028
Comprehensive income:

Net income	-	-	-	1,345	-	-	1,345
Net change in unrealized gain on investment securities available for sale, net of reclassification adjustments and tax benefit of $24	-	-	-	-	-	143	143
Total Comprehensive Income	-	-	-	-	-	-	$1,488

ESOP shares committed to be released	-	(2)	116	-	-	-	114
Purchase of treasury stock – 40,500 shares					(370)		(370)
Stock-based compensation expense (restricted stock awards)	-	222	-	-	-	-	222
Stock-based compensation expense (stock options)	-	148	-	-	-	-	148

Balance, December 31, 2008	452	20,290	(1,200)	22,439	(1,559)	208	40,630

Comprehensive income:

Net income	-	-	-	1,440	-	-	1,440
Net change in unrealized gain on investment securities available for sale, net of reclassification adjustments and tax expense of $1,691	-	-	-	-	-	3,030	3,030

Total Comprehensive Income	-	-	-	-	-	-	$4,470

ESOP shares committed to be released	-	(32)	116	-	-	-	84
Purchase of treasury stock – 5,500 shares	-	-	-	-	(37)	-	(37)
Stock-based compensation expense (restricted stock awards)	-	222	-	-	-	-	222
Stock-based compensation expense (stock options)	-	148	-	-	-	-	148

Balance, December 31, 2009	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517

See notes to consolidated financial statements

COLONIAL BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities:	(In thousands)
Net income	$1,440	$1,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	615	756
Depreciation expense	665	593
ESOP expense	84	114
Stock-based compensation expense	370	370
Impairment charge on investment securities	1,126	1,161
Deferred income taxes	(848)	(670)
Net earnings on bank-owned life insurance	(103)	(96)
Net gain on sales and calls of investment securities	(14)	(561)
Loans originated for sale	(4,128)	(331)
Proceeds from sale of loans	4,184	338
Gain on sale of loans	(56)	(7)
Loss on sale of real estate owned	5	-
Net amortization of loan fees	88	25
Accretion of premium and discount on investment securities, net	(483)	(504)
Decrease (increase) in accrued interest receivable	26	(113)
Increase in other assets	(3,297)	(35)
Decrease in other liabilities	(171)	(62)
Net cash provided by (used in) operating activities	(497)	2,323
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	5,085	22,120
Proceeds from sales of mortgage-backed securities available for sale	1,674	13,937
Proceeds from calls and maturities of investment securities available for sale	44,128	35,190
Proceeds from calls and maturities of investment securities held to maturity	17,728	3,680
Purchase of investment securities available for sale	(49,751)	(23,972)
Purchase if investment securities held to maturity	(42,947)	(3,712)
Purchase of mortgage-backed securities available for sale	(26,972)	(65,488)
Purchase of office properties and equipment	(489)	(1,883)
Principal repayments from investment securities	1,121	547
Principal repayments from mortgage-backed securities	28,974	16,124
Net decrease in Federal Home Loan Bank stock	260	554
Maturity of interest-bearing time deposits	-	208
Proceeds from the sale of foreclosed real estate	108	-
Net increase in loans receivable	(19,159)	(63,005)
Net cash used for investing activities	(40,240)	(65,700)
Cash Flows from Financing Activities:
Net increase in deposits	43,135	85,849
(Decrease) increase in Federal Home Loan Bank short-term borrowings	4,300	(20,380)
Proceeds from Federal Home Loan Bank long-term borrowings	4,000	6,000
Repayment of Federal Home Loan Bank long-term borrowings	(18,227)	(332)
Increase in advances from borrowers for taxes and insurance	41	39
Acquisition of treasury stock	(37)	(370)
Net cash provided by financing activities	33,212	70,806
Increase (decrease) in cash and cash equivalents	(7,525)	7,429
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,407	15,978
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,882	$23,407
Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$13,779	$15,909
Income taxes	$1,086	$1,017
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$-	$113

See notes to consolidated financial statements

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

In 2003, Colonial Bank, FSB (the “Bank”) reorganized into the two-tier mutual holding company structure.  As part of the reorganization, the Bank formed Colonial Bankshares, Inc. (the “Company”) and Colonial Bankshares, MHC (the “Mutual Holding Company”), a federally-chartered, mid-tier, stock holding company and mutual holding company, respectively.  Colonial Bank, FSB became a federally-chartered capital stock savings bank, and a wholly-owned subsidiary of Colonial Bankshares, Inc.  Colonial Bankshares, Inc. became the wholly-owned subsidiary of Colonial Bankshares, MHC, whose activity is not included in the accompanying consolidated financial statements.  The same directors and officers who manage Colonial Bank, FSB manage Colonial Bankshares, Inc. and Colonial Bankshares, MHC.  The MHC, the Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision.

In 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with the Company’s offer and sale of shares of its common stock in a public offering.  The offering was completed on June 30, 2005.

In 2006, the Bank established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”), whose purpose is to invest in and manage securities.

In 2007, the Bank opened its new administrative headquarters/full-service office in Vineland, New Jersey.  The Bank also   maintains branch offices in Bridgeton, Cedarville, Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial, and consumer loans and investments.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Colonial Bankshares, Inc., its wholly-owned subsidiary, Colonial Bank, FSB and the Bank’s wholly-owned subsidiary, CB Delaware Investments, Inc.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses,  the potential impairment of Federal Home Loan Bank stock, the evaluation of other than temporary impairment of investment securities and the valuation of deferred tax assets.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within Southern New Jersey.  Note 4 discusses the types of investment securities that the Bank invests in.  Note 5 discuss the types of lending that the Bank engages in.  The Bank does not have any significant concentrations to any one industry or customer.  Although the Bank has a diversified portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

The Company and the Bank maintain cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

The Bank is required to maintain average reserve balances in vault cash, with the Federal Reserve Bank or with the Federal Home Loan Bank based upon outstanding balances of deposit transaction accounts.  No reserve balance was required at December 31, 2009 and 2008.

Investment Securities

Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts.  Premiums are amortized and discounts are accreted using a method which produces results which approximate the interest method over the estimated remaining term of the underlying security.

Securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  These securities are carried at estimated fair value, which is determined using published quotes where available.  If published quotes are not available, fair values are based on quoted market prices of comparable instruments.  Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income.  Realized gains and losses are included in the statements of income and are determined based on the adjusted cost of the specific security sold.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expects that it is more likely than not that it will be required to sell the investment security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Held for Sale

At December 31, 2009 and 2008, the Bank had no loans held for sale.  To date, all loans sold by the Company have been sold servicing released.  All gains and losses are calculated based on each loan sold using the specific identification method.

Loans Receivable

The Bank grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout the counties of Cumberland and Gloucester of New Jersey.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Bank is amortizing these amounts over the contractual life of the loan.

The accrual of interest is discontinued when the contractual payment of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against earnings.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered necessary to provide for estimated probable loan losses.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payments status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and mortgage loans for impairment disclosures, unless they are subject to a restructuring agreement.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Federal Home Loan Bank Stock

Federal Home Loan Bank of New York (“FHLB”) Stock, which represents required investment in the common stock of a correspondent bank, is carried at cost.

The Company evaluates the FHLB stock for impairment.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB of New York stock as of December 31, 2009.

Office Properties and Equipment

Office properties and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the expected useful lives of the related assets.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in non-interest income on the statements of income.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Bank follows the policy of charging the costs of advertising to expense as incurred.

Stock Compensation Plans

In 2006, Board of Directors of the Company approved the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan (the “Stock Plan”).  Prior to 2006, the Company had no stock option plans or stock-based compensation other than the ESOP.  Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award.  For the years ended December 31, 2009 and 2008, there were stock options outstanding and the related compensation expense of approximately $148 thousand and $148 thousand, respectively, included in the accompanying statements of income.  For the years ended December 31, 2009 and 2008, there was a tax benefit recognized related to this stock-based compensation of approximately $51 thousand and $51 thousand, respectively.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Colonial Bankshares, Inc. and its subsidiary file a consolidated federal income tax return.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares on common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the statements of financial condition when they are funded.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2009	2008
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$3,609	$(481)
Reclassification adjustment for net (gains) on sales and calls of securities	(14)	(561)
Impairment charge on investment securities	1,126	1,161
Net unrealized gains	4,721	119

Income tax expense (benefit)	1,691	(24)
Net of tax amount	$3,030	$143

Reclassifications

Certain reclassifications have been made to the previous year’s consolidated financial statements to conform to the current year’s presentation.  The reclassifications had no effect on net income.

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

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825-10, Financial Instruments.  FASB ASC Topic 825-10 amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  This FASB ASC Topic 825-10 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The application of the provisions of FASB ASC Topic 825-10 did not have a material impact on the Company’s consolidated financial statements, although additional interim disclosures have been provided.

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

In September 2009, the FASB issued ASU 2009-12, Investment in Certain Entities That Calculate Net Assets Value per Share (or Its Equivalent), to amend FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments within ASU 2009-12 create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net assets value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date.  It also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restriction on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  It improves financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  It also improves transparency by requiring additional disclosures about investment in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net assets value per share.  The ASU is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The application of the provisions of FASB ASU 2009-12 did not have a material impact on the consolidated financial statements.

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

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No, 140.  The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distribution to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.  This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation had no effect on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This Update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

●	A subsidiary or group of assets that is a business or nonprofit activity;
●	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
●	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

This Update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this Update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

●	The valuation techniques used to measure the fair value of any retained investment;
●	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and
●
Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

This Update is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this Update should be applied retrospectively to the first period that an entity adopts Statement 160.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At December 31, 2009 and 2008, respectively, there were 231,918 and 249,643 anti-dilutive non-vested awards and options excluded from the computation of earnings per share because the option price was greater than the average market price, respectively.

	December 31,
	2009	2008
Net Income	$1,440,000	$1,345,000

Weighted average common shares outstanding	4,521,696	4,521,696
Average unearned ESOP shares	(119,954)	(131,557)
Average treasury stock shares	(133,065)	(100,778)
Weighted average common shares outstanding - basic	4,268,677	4,289,361
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding - diluted	4,268,677	4,289,361
Earnings per share-basic	$0.34	$0.31
Earnings per share-diluted	$0.34	$0.31

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
December 31, 2009
U. S. Government obligations	$28,973	$169	$-	$29,142
Corporate debt obligations	10,563	232	(123)	10,672
Mutual funds	1,561	64	-	1,625
Municipal debt obligations	2,817	49	(36)	2,830
SBA pools	5,231	29	(39)	5,221
Mortgage-backed securities	112,262	4,643	(17)	116,888
	$161,407	$5,186	$(215)	$166,378

December 31, 2008
U. S. Government obligations	$21,963	$331	$(49)	$22,245
Corporate debt obligations	15,249	67	(1,833)	13,483
Mutual funds	2,643	-	-	2,643
Municipal debt obligations	3,659	49	(76)	3,632
SBA pools	6,453	58	(62)	6,449
Mortgage-backed securities	115,245	2,172	(407)	117,010
	$165,212	$2,677	$(2,427)	$165,462

Held to Maturity:
December 31, 2009
Corporate debt obligations	5,209	90	(7)	5,292
Municipal debt obligations	33,173	220	(93)	33,300
Mortgage-backed securities	2,650	153	-	2,803
	$41,032	$463	$(100)	$41,395

December 31, 2008
U. S. Government obligations	$932	$38	$-	$970
Corporate debt obligations	3,969	19	(729)	3,259
Municipal debt obligations	8,853	217	(223)	8,847
Mortgage-backed securities	3,143	113	-	3,256
	$16,897	$387	$(952)	$16,332

All of the Company’s mortgage-backed securities at December 31, 2009 and 2008 have been issued by government agencies or government sponsored enterprises.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are calculated as being due in their final stated maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$29,199	$29,221	$9,502	$9,622
Due after one year through five years	1,472	1,526	40,921	41,320
Due after five year through ten years	4,096	4,224	13,938	14,182
Due thereafter	6,265	6,424	97,046	101,254
	$41,032	$41,395	$161,407	$166,378

At December 31, 2009 and 2008, $90.2 million and $74.2 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $344 thousand and $330, respectively, for the year ended December 31, 2009, and $713 thousand and $152 thousand, respectively, for the year ended December 31, 2008, were realized on sales and calls of investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$766	$16	1,357	$107	$2,123	$123
Municipal debt obligations	846	36	-	-	846	36
SBA pools	-	-	2,278	39	2,278	39
Mortgage-backed securities	1,350	15	2,064	2	3,414	17
Total	$2,962	$67	$5,699	$148	$8,661	$215

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$451	$13	$1,931	$36	$2,382	$49
Corporate debt obligations	8,889	1,157	2,748	676	11,637	1,833
Municipal debt obligations	1,373	76	-	-	1,373	76
SBA pools	1,609	38	1,316	24	2,925	62
Mortgage-backed securities	31,136	357	2,046	50	33,182	407

Total	$43,458	$1,641	$8,041	$786	$51,499	$2,427

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$462	$7	$-	$-	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93

Total	$1,768	$92	$391	$8	$2,159	$100

At December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$1,474	$351	$605	$378	$2,079	$729
Municipal debt obligations	2,367	223	-	-	2,367	223

Total	$3,841	$574	$605	$378	$4,446	$952

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expects that it is more likely than not that it will be required to sell the investment security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

For the year ended December 31, 2009, due to a decline in the fair value of the Company’s investment in a mutual fund, the Company identified the impairment of this available-for-sale security as other-than-temporary and recorded a loss of $100 thousand as a charge against operating results.  Also, for the year ended December 31, 2009, due to a downgrade by a credit rating agency to below investment grade, the Company identified the impairment of two held-to-maturity corporate debt obligations as other-than-temporary and recorded a loss of $815 thousand as a charge against operating results.  Also, for the year ended December 31, 2009, the Company identified the impairment of an available-for-sale corporate debt obligation as other-than-temporary impairment and recorded the loss of $211 thousand as a charge against operating results.  The total other-than-temporary impairment taken in 2009 was all related to credit losses.  Subsequent to December 31, 2009, the Company reduced its position in the corporate debt investment securities that the Company identified had other-than-temporary impairment as noted above.  The Company sold its position, $950,000, in one of the held-to-maturity corporate debt obligations at a pre-tax loss of $30,000 and the Company sold $500,000, which is half of its position in the other held-to-maturity corporate debt obligations at a pre-tax loss of $25,000.  The Company also sold $250,000 which is 25% of its position, in the available-for-sale corporate debt obligations at a pre-tax gain of $1,000.  For the year ended December 31, 2008, due to a decline in the fair value of the Company’s investment in a mutual fund, the Company took a pre-tax investment write down of $1.2 million for other-than-temporary impairment.  The Company’s decision was based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during recent changes in interest rates.  At December 31, 2009 and 2008, mutual funds are carried at their estimated fair value.

At December 31, 2009, there were seven securities in the less-than-twelve-months category and 18 securities in the twelve-months-or-more category for the available for sale portfolio.  Included in the seven securities in the less-than-twelve month position for the available-for-sale category are (a) two corporate debt securities, one of which has been in a loss position for seven months and one of which has been in a loss position for 1 month; (b) three municipal debt securities, each of which has been in a loss position for 2, 3 and 11 months, respectively; and (c) two mortgage-backed securities, both of which have been in a loss position for 1 month.  Included in the 18 securities in the twelve-months-or-more position for the available-for-sale category are (a) two corporate debt securities; (b) thirteen SBA pools; and (c) three mortgage-backed securities.  At December 31, 2009, there were four securities in the less-than-twelve month position and one security in the more-than-twelve month position for the held-to-maturity portfolio.  Included in the four securities in the less-than-twelve month position for the held-to-maturity category are (a) one corporate debt security which has been in a loss position for one month and (b) three municipal debt securities all of which have been in a loss position for three months.  The one security that was in the more-than-twelve month position for the held-to-maturity was a municipal debt obligation.

As of December, 31, 2009 management believes that the estimated fair value of the securities noted above are primarily dependent on the movement in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  The Company does not intend to sell or expects that it is not more likely than not that it will be required to sell the investment security prior to an anticipated recovery in fair value.  Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE

Loans receivable at December 31, 2009 and 2008 consist of the following:

	2009	2008
	(In Thousands)
Mortgage loans:
One-to-four family	$151,352	$145,329
Multi-family	4,108	4,942
Commercial	97,075	81,983
Construction	14,093	12,223
Home equity loans and credit lines	37,892	41,293
Commercial loans	17,864	17,177
Consumer and other loans	2,223	2,616
	324,607	305,563
Deferred loan fees	(394)	(307)
Allowance for loan losses	(2,606)	(2,105)
	$321,607	$303,151

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

Nonaccrual loans amounted to approximately $5.3 million and $1.9 million at December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009, the nonaccrual loans were comprised of $4.0 million of one- to-four family residential loans, $215,000 of home equity loans and $1.0 million of commercial and construction loans.  The Bank had no loan balances past due 90 days or more and still accruing interest at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Bank had 9 loans that were restructured totaling approximately $4.8 million.  Four of the loans are commercial real estate, construction and multi-family loans with an outstanding balance of $4.1 million, three of the loans are one –to-four family loans with an outstanding balance of $711,000 and two of the loans are consumer loans.

At December 31, 2009 and 2008, the Bank had $1.0 million and $431,000 of impaired loans, respectively.  The amounts of related valuation allowances were $107,000 and $113,000, respectively, at those dates.  There was $758,000 and $154,000 of impaired loans at December 31, 2009 and 2008, respectively, for which no specific reserve was recorded.  There was $279,000 and $277,000 of impaired loans at December 31, 2009 and 2008, respectively, for which a specific reserve was recorded.  For 2009 and 2008, the average daily balance of impaired loans totaled $390,000 and $417,000, respectively.  For the year ended December 31, 2009, the amount of interest the Bank should have earned on the impaired loans was $63,000 and the amount of interest not recognized into income on the impaired loans was $29,000.  For the year ended December 31, 2008, the amount of interest the Bank should have earned on the impaired loans was $23,000 and the amount of interest not recognized into income on the impaired loans was $28,000.

In the normal course of business, the Bank has extended loans to executive officers, directors and principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties) on the same terms including interest rates and collateral as those prevailing at the time for comparable transactions with others.  A summary of loan activity to related parties is as follows (in thousands):

	Balance January 1,	Additions	Amounts Collected	Balance December 31,
2009	$6,405	$579	$1,863	$5,121

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 5 - LOANS RECEIVABLE

The following is a summary of changes in the allowance for loan losses:

	2009	2008
	(In thousands)
Balance, beginning of year	$2,105	$1,392
Provision charged to operations	615	756
Charge-offs	(117)	(50)
Recoveries	3	7
Balance, end of year	$2,606	$2,105

NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 2009 and 2008 are summarized by major classification as follows:

	Estimated Useful Life in Years	2009	2008
		(In thousands)
Land	Indefinite	$4,105	$4,017
Buildings	25	8,302	8,190
Furniture, Fixtures and equipment	3 – 7	3,126	2,927
		15,533	15,134
Accumulated depreciation		(4,146)	(3,571)
		$11,387	$11,563

The Company has spent $361 thousand for the acquisition of land in the Borough of Buena in Atlantic County, New Jersey, $792 thousand for the acquisition of land in Millville, Cumberland County, New Jersey and $1.3 million for the acquisition of land in Harrison Township, Gloucester County, New Jersey as possible branch locations.  The cost of the land for all of the above properties is included in the Land total.  As the Company is in the early stages of planning, we cannot determine completion dates or estimated costs to complete cannot be determined.  In January 2009, the Bank opened a branch office in Cedarville, New Jersey.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS

Deposits at December 31, 2009 and 2008 consist of the following major classifications (dollars in thousands):
	2009		2008
	Amount	Average Rate	Amount	Average Rate

Certificates of deposit:
0.00% - 2.00%	$58,082	$1.25%	$-	$-%
2.01% - 4.00%	87,718	2.74	178,445	3.58
4.01% - 6.00%	60,928	4.75	63,215	5.06
6.01% - 8.00%	-	-	-	-
More than 8.00%	-	-	-	-
Total certificates of deposit	206,728	2.91	241,660	3.97

Non-interest bearing demand	21,111	-	18,146	-
NOW	98,810	.85	55,439	.72
Super NOW	19,755	1.47	15,532	1.75
Savings	90,957	2.63	81,050	2.76
Money market deposit	63,005	1.63	45,404	3.26
	$500,366	2.11%	$457,231	3.06%

A summary of certificates of deposit by maturity at December 31, 2009 is as follows (in thousands):

2010	$127,448
2011	60,424
2012	8,446
2013	3,278
2014	4,767
Thereafter	2,365
$206,728

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $98.7 million and $125.5 million at December 31, 2009 and 2008, respectively.  Included in the certificate of deposit balances at December 31, 2009 are brokered certificates of deposit in the amount of $19.3 million at a weighted average rate of 4.77% with maturities as follows, $13.3 million in 2010, and $6.0 million in 2011.

A summary of interest expense on deposits for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
NOW and Super NOW	$799	$862
Savings	2,241	2,232
Money market demand	1,123	1,029
Certificates of deposit	8,245	9,932
	$12,408	$14,055

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (FHLB) borrowings at December 31 are as follows:

Maturity	Interest Rate	2009	2008
		(In thousands)
June 23, 2009	3.35%	$-	3,000
October 19, 2009	4.65%	-	4,000
November 20, 2009	4.23%	-	4,000
December 03, 2009	3.89%	-	4,000
January 04, 2010	0.32%	5,300	-
June 03, 2010	0.59%	2,000	-
June 23, 2010	3.88%	3,000	3,000
October 18, 2010	4.70%	4,000	4,000
April 20, 2011	1.22%	2,000	-
June 23, 2011	4.31%	3,000	3,000
October 22, 2012	2.12%	2,000	-
June 30, 2021	5.57%	-	6,227
		$21,300	$31,227

At December 31, 2009, the Bank had a borrowing capacity of $123.7 million available from the FHLB of New York, of which $21.3 million was outstanding, which is based on the amount of FHLB stock held or levels of other assets, including United States Government obligations, which are available for collateral.  In June 2009, the Bank paid off a long-term FHLB advance with a rate of 5.57% and a maturity of 2021.  The Bank incurred a prepayment penalty in the amount of $459,000 which was recorded in non-interest expense.

NOTE 9 – INCOME TAXES

Retained earnings include $1.5 million at December 31, 2009 and 2008, for which no provision for federal income tax has been made.  These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve.  The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

The income tax provision consists of the following for the years ended December 31:

	2009	2008
	(In thousands)
Current:
Federal	$1,240	$1,023
State	-	-
T Total current	$1,240	1,023
Deferred
Def D	(848)	(670)
Total	$392	$353

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended December 31 is as follows (dollars in thousands):

	2009			2008
	Amount	% of Pretax Income		Amount	% of Pretax Income
Federal income tax at statutory rate	$623	34.0%		$578	34.0%
State tax, net of federal benefit	(108)	(5.9	) %	(85)	(5.0	) %
Tax exempt income	(244)	(13.3	) %	(196)	(11.5	) %
Life insurance income	(35)	(1.9	) %	(33)	(1.9	) %
Other	156	8.5%		89	5.2%
Total	$392	21.4%		$353	20.8%

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Deferred loan fees	$158	$122
Allowance for loan losses	1,407	841
Securities impairment	299	351
State net operating loss carryforwards	662	682
Capital loss carryforwards	380	-
Stock-based compensation	277	204
Nonaccrual interest adjustment	61	-
AMT credit carryforward	-	88
Prepaid expenses	-	4
Depreciation	-	44
Total deferred tax assets	3,244	2,336

Valuation allowance	(585)	(542)

Deferred tax liabilities:
Prepaid expenses	(17)	-
Net unrealized gain on securities available for sale	(1,732)	(42)
Total deferred tax liabilities	(1,749)	(42)
Net Deferred Tax Asset	$910	$1,752

The Company has New Jersey state net operating loss carryforwards of approximately $11.0 million beginning to expire in 2014.  New Jersey state net operating losses incurred prior to January 1, 2009 may be carried forward for seven succeeding years, and losses incurred in periods after January 1, 2009 may be carried forward for 20 years.

The Company also has federal and state capital loss carryforwards of approximately $900,000 and $1.1 million, respectively.  Federal and state capital losses may be carried back three years and carried forward five succeeding years.

NOTE 10 – BENEFIT PLANS

The Bank has a 401(k) Savings Plan (the “Plan”).  All employees are eligible to participate after completing one year of eligible service.  The employees may contribute up to fifteen percent of their compensation to the Plan with the Bank matching fifty percent of the first six percent or a maximum of three percent of total salary.  Full vesting in the Plan is prorated equally over a five-year period.  The Bank’s contributions to the Plan for the years ended December 31, 2009 and 2008 were $74 thousand and $68 thousand, respectively.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BENEFIT PLANS (CONTINUED)

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan.  The ESOP trust acquired 166,398 shares of common stock in the initial public offering using proceeds of a loan from the Company.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over fifteen years.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As the shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company’s compensation expense for the ESOP was $84 thousand and $114 thousand for the years ended December 31, 2009 and 2008, respectively.  The following table presents the components of the ESOP shares:

	December 31,
	2009	2008
Shares released for allocation	58,015	46,412
Unreleased shares	108,383	119,986
Total ESOP shares	166,398	166,398
Fair value of unreleased shares	$786,861	$941,890

NOTE 11 – STOCK-BASED COMPENSATION

Under the 2006 Stock-Based Incentive Plan (the “2006 Plan”), the Company may grant options to purchase up to 221,563 shares of Company stock and may grant up to 88,625 shares of common stock as restricted stock awards.

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  No grants may be made more than ten years after adoption of the plan.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plans, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At December 31, 2009, there are 25,095 shares available for option grants under the 2006 Plan.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (CONTINUED)

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vest 20% annually beginning October 19, 2007.  During the years ended December 31, 2009 and 2008, $222 thousand and $222 thousand in compensation expense was recognized in regard to these restricted stock awards, respectively.  The tax benefits recognized related to such stock-based compensation was $75 thousand and $75 thousand for the years ended December 31, 2009 and 2008.  At December 31, 2009, there was $396 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.75 years.

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, beginning of year	53,175	$12.47
Granted	-	-
Forfeited	-	-
Vested	17,725	12.47
Restricted stock, end of year	35,450	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the years ended December 31, 2009 and 2008:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009 and 2008	196,468	$12.47
Granted during 2009 and 2008	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding at December 31, 2009 and 2008	196,468	$12.47
Exercisable at December 31, 2009	117,882	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The weighted average fair value of options granted in 2006 was $3.79 per share.  Weighted average contractual term of options outstanding and exercisable were 6.75 years at December 31, 2009, and 7.75 years at December 31, 2008.  The aggregate intrinsic value of options outstanding was $0 and $0 at December 31, 2009 and 2008, respectively.

Stock-based compensation expense related to stock options granted for the years ended December 31, 2009 and 2008 was $148 thousand and $148 thousand, respectively, with a related tax benefit of $51 thousand and $51 thousand, respectively.  No options were granted in 2009 or 2008.  As of December 31, 2009, there was approximately $267 thousand of unrecognized compensation cost.    The cost will be recognized on a graded vesting method over a period of 1.75 years.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
	(In thousands)
Commitments to grant loans	$13,365	$9,361
Unfunded commitments under lines of credit	21,078	21,986
Standby letters of credit	4,429	3,424
	$38,872	$34,771

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but generally includes personal or commercial real estate.

Unfunded commitments under lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit.  The amount of collateral obtained is based on management’s credit evaluation, and generally includes personal or commercial real estate.  The overdraft protection lines and the commercial unsecured lines of credit total approximately $4.4 million and usually do not contain specified maturity dates and may not be drawn upon to the extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit when deemed necessary.  Management believes that the proceeds obtained through liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2009:
Tangible Capital (to Adjusted Total Assets)	$40,398	7.17%	$ >8,450	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	40,398	7.17%	>22,533	>4.00%	$>28,166	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	40,398	11.94%	N/A	N/A	>20,307	>6.00%
Total Capital (to Risk-Weighted Assets)	42,645	12.60%	>27,076	>8.00%	>33,845	>10.00%

As of December 31, 2008:
Tangible Capital (to Adjusted Total Assets)	$38,524	7.27%	$ >7,951	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	38,524	7.27%	>21,203	>4.00%	$>26,503	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	38,524	12.42%	N/A	N/A	>18,616	>6.00%
Total Capital (to Risk-Weighted Assets)	40,528	13.06%	>24,822	>8.00%	>31,027	>10.00%

Office of Thrift Supervision regulations imposes limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares.  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2009	2008

Total equity capital	$43,636	$38,732
Less:
Net unrealized gain on available-for-sale securities	3,238	208
Tier I Capital	$40,398	$38,524

Allowance for loan losses includable in Tier 2 capital	2,218	2,005
Unrealized gains on available-for-sale mutual funds (equity securities)	29	-
Total risk-based capital	$42,645	$40,528

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

FASB ASC Topic 820 “Fair Value Measurement and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$166,378	$1,625	$164,753	$-

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Securities available-for-sale	$165,462	$2,643	$162,819	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows:

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$172	$-	$-	$172

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$164	$-	$-	$164
Real estate owned	$113	$-	$-	$113

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

Cash and Amounts Due From Banks (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and amounts due from banks approximate those assets’ fair values.

Investment Securities

The fair value of investment securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2009 the fair value consists of the loan balances of $279,000, net of a specific valuation allowance of $107,000.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of FHLB of New York stock approximates fair value, and considers the limited marketability of such security.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost)

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

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$15,882	$15,882	$23,407	$23,407
Investment securities available-for-sale	166,378	166,378	165,462	165,462
Investment securities held-to-maturity	41,032	41,395	16,897	16,332
Federal Home Loan Bank stock	1,731	1,731	1,991	1,991
Loans receivable, net	321,607	334,147	303,151	311,796
Accrued interest receivable	2,272	2,272	2,298	2,298

Liabilities:
Deposits	500,366	505,687	457,231	467,070
Federal Home Loan Bank short-term borrowings	7,300	7,300	3,000	3,000
Federal Home Loan Bank long-term borrowings	14,000	14,237	28,227	30,896
Accrued interest payable	168	168	433	433

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
ASSETS	(In thousands)

Cash and cash equivalents	$435	$361
Equity investment in Colonial Bank, FSB	43,640	38,737
Loan receivable – ESOP	1,198	1,292
Other assets	244	240

Total Assets	$45,517	$40,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$45,517	$40,630

Total Liabilities and Stockholders’ Equity	$45,517	$40,630

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008
	(In thousands)

Interest income	$78	$89
Equity in earnings of Colonial Bank, FSB	1,789	1,684
Total income	1,867	1,773

General, administrative and other expenses	427	428

Net income	$1,440	$1,345

COLONIAL BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$1,440	$1,345
Share-based compensation expense	370	370
Equity in undistributed earnings Colonial Bank, FSB	(1,789)	(1,684)
Increase in cash from ESOP loan repayment	94	88
Increase in other assets	(4)	(231)

Net cash from operating activities	111	(112)

Cash flows from financing activities:
Acquisition of treasury stock	(37)	(370)

Net cash (used in) financing activities	(37)	(370)

Net increase (decrease) in cash and cash equivalents	74	(482)

Cash and cash equivalents at beginning of period	361	843

Cash and cash equivalents at end of period	$435	$361

NOTE 16 – CONVERSION AND REORGANIZATION TO STOCK HOLDING COMPANY

On  February 18, 2010, the Boards of Directors of Colonial Bankshares, Inc. (the “Company”), Colonial Bankshares, MHC, (the “Mutual Holding Company”), and Colonial Bank, FSB (the “Bank”) each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company (the “Plan”) pursuant to which the Mutual Holding Company will undertake a “second-step” conversion and cease to exist.  The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure.  The Mutual Holding Company currently owns approximately 55.0% of the shares of common stock of the Company.

Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of a to-be-formed stock corporation (“New Holding Company”), (ii) the shares of common stock of the Company held by person other than the Mutual Holding Company (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares purchased in the stock offering described below and cash received in lieu of fractional shares), and (iii) the New Holding Company will offer and sell shares of common stock representing the ownership interest of the Mutual Holding Company in a subscription offering.  The Plan is subject to regulatory approval as well as the approval of the Mutual Holding Company’s members (depositors and certain borrowers of the Bank) and the Company’s stockholders (including the approval of a majority of the Company’s outstanding shares of common stock held by persons other than the Mutual Holding Company).

NOTE 17 – SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,

	(Dollars in thousands, except per share data)
2009
Total interest income	$6,916	$6,819	$6,791	$6,829
Total interest expense	3,037	3,347	3,523	3,607
Net interest income	3,879	3,472	3,268	3,222
Provision for loan losses	320	100	-	195
Net interest income after provision for loan losses	3,559	3,372	3,268	3,027
Total non-interest income	(154)	(211)	256	376
Total non-interest expense	2.825	2,751	3,289	2,796
Income before income taxes	580	410	235	607
Income taxes (benefit)	118	80	30	164
Net income (loss)	$462	$330	$205	$443
Basic earnings (loss) per share	$0.11	$0.08	$0.05	$0.10
Diluted earnings (loss) per share	$0.11	$0.08	$0.05	$0.10

Three Months Ended:	December 31,	September 30,	June 30,	March 31,

	(Dollars in thousands, except per share data)
2008
Total interest income	$7,118	$6,976	$6,587	$6,470
Total interest expense	3,903	3,977	3,878	3,938
Net interest income	3,215	2,999	2,709	2,532
Provision for loan losses	608	148	-	-
Net interest income after provision for loan losses	2,607	2,851	2,709	2,532
Total non-interest income	301	22	183	122
Total non-interest expense	2,452	2,503	2,393	2,281
Income before income taxes	456	370	499	373
Income taxes (benefit)	86	86	112	69
Net income (loss)	$370	$284	$387	$304
Basic earnings (loss) per share	$0.09	$0.07	$0.09	$0.07
Diluted earnings (loss) per share	$0.09	$0.07	$0.09	$0.07

ITEM 9.               Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.            Controls and Procedures

None

ITEM 9A(T)        Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Directors and Executive Officers

Colonial Bankshares, Inc.’s Board of Directors is comprised of seven members.  The table below sets forth certain information, as of February 25, 2010 (with age information as of December 31, 2009) regarding our board of directors, and executive officers who are not directors, including the terms of office of board members.  Except as indicated herein, there are no arrangements or understandings between any of directors and any other person pursuant to which such directors were selected.

Name	Position(s) Held With Colonial Bankshares, Inc.	Age	Director Since (1)	Current Term Expires	Shares Beneficially Owned		Percent of Class

DIRECTORS

Edward J. Geletka	President, Chief Executive Officer and Director	48	2001	2010	71,335	(2)	1.4%
Richard S. Allen (12)	Director	53	2001	2010	25,998	(3)	*
James Quinn (12)	Director	64	1998	2010	30,998	(4)	*
Frank M. Hankins, Jr.	Director	92	1947	2012	63,697	(5)	1.4%
Albert A. Fralinger, Jr.	Chairman of the Board	77	1971	2011	62,358	(6)	1.3%
Gregory J. Facemyer, CPA	Vice Chairman of the Board	55	1994	2012	44,998	(7)	*
John Fitzpatrick, CPA	Director	47	2005	2011	11,298	(8)	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

L. Joseph Stella, III	Executive Vice President and Chief Financial Officer	52	N/A	N/A	36,604	(9)	*
William F. Whelan	Executive Vice President and Chief Operations Officer	57	N/A	N/A	19,324	(10)	*
Richard W. Dapp	Senior Vice President and Chief Credit Officer	56	N/A	N/A	31,980	(11)	*

All Directors and Executive Officers as a Group (10 persons)					398,590		8.0%

*	Less than 1%.
(1)	Includes service with Colonial Bank, FSB and Colonial Bankshares, Inc.
(2)
Includes 9,827 shares held in Mr. Geletka’s account in Colonial Bank, FSB’s 401(k) Plan, 3,771 shares allocated to Mr. Geletka under Colonial Bank, FSB’s employee stock ownership plan, 3,195 shares held by Mr. Geletka’s spouse, 10,200 unvested shares awarded under the Company’s 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 26,700 shares.

(3)
Includes 15,000 shares held jointly with Mr. Allen’s spouse, 1,740 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 6,640 shares.

(4)
Includes 10,000 shares held by Mr. Quinn’s spouse, 1,740 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 6,640 shares.

(5)
Includes 15,350 shares held in trust for Mr. Hankins’ grandchildren, 1,740 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 6,640 shares.

(6)
Includes 10,000 shares held by Mr. Fralinger’s spouse, 1,740 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 6,640 shares.

(7)
Includes 10,000 shares held in Mr. Facemyer’s profit sharing plan, 1,740 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 6,640 shares.

(8)	Includes 1,740 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 6,640 shares.
(9)
Includes 10,539 shares held in Mr. Stella’s account in Colonial Bank, FSB’s 401(k) plan, 3,011 shares allocated to Mr. Stella under Colonial Bank, FSB’s employee stock ownership plan, 900 shares held jointly with Mr. Stella’s spouse, 3,400 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 13,200 shares.

(10)
Includes 3,661 shares held in Mr. Whelan’s account in Colonial Bank, FSB’s 401(k) plan, 1,711 shares allocated to Mr. Whelan under Colonial Bank, FSB’s employee stock ownership plan, 2,400 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 7,200 shares.

(11)
Includes 20 shares held in Mr. Dapp’s account in Colonial Bank, FSB’s 401(k) plan, 1,574 shares allocated to Mr. Dapp under Colonial Bank, FSB’s employee stock ownership plan, 2,400 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 7,200 shares.

(12)	Directors’ terms for Messrs. Allen and Quinn will expire at the 2010 annual meeting of stockholders of Colonial Bankshares, Inc.

The biographies of each of the board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director.  Each director is also a director of Colonial Bankshares, MHC (the mutual holding company that owns 55.0% of Colonial Bankshares, Inc.’s shares of common stock) and Colonial Bank, FSB, and each executive officer is also an executive officer of Colonial Bankshares, MHC and Colonial Bank, FSB.

Directors

Albert A. Fralinger, Jr. is the Chairman and Chief Financial Officer of Fralinger Engineering, a civil engineering firm that he founded in 1960.  Mr. Fralinger has more than 40 years of experience as chief executive of his own company.  He has served as Chairman on various Boards including the Delaware River and Bay Authority and the South Jersey Regional Health System.  Mr. Fralinger has lived in the community in which Colonial Bank, FSB operates for over 60 years.  Mr. Fralinger has a three-year term that expires in 2011.

Gregory J. Facemyer, CPA, has been a self-employed certified public accountant since 1980.  Mr. Facemyer is a Township Committeeman in Hopewell Township, and has lived in the community in which Colonial Bank, FSB operates for over 50 years.  Mr. Facemyer’s experience as a certified public accountant qualifies him as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.  Mr. Facemyer has a three-year term that expires in 2012.

Edward J. Geletka has served as the President and Chief Executive Officer of Colonial Bank, FSB since 2000, and has been employed by Colonial Bank, FSB in a variety of positions since 1987.  Mr. Geletka has over 30 years of banking experience.  During his tenure as President and Chief Executive Officer, Colonial Bank, FSB has grown in assets from $125 million at December 31, 1999, to over $568 million at December 31, 2009.  Mr. Geletka has lived in the community in which Colonial Bank, FSB operates for over 45 years.  Mr. Geletka is being nominated for a three-year term that expires in 2013.

Frank M. Hankins, Jr. is the retired Chairman of H. H. Hankins & Brothers Lumber in Bridgeton, New Jersey.  Mr. Hankins has over 50 years of experience as chief executive of his own company, and has lived in the community in which Colonial Bank, FSB operates for more than 75 years.  Mr. Hankins has a three-year term that expires in 2012.

John Fitzpatrick, CPA, is the President of Premier Accounting Services, of Pitman, New Jersey, formerly called Fitzpatrick & McIlvaine, CPAs PC, which he founded in 1992.  Mr. Fitzpatrick’s experience as a certified public accountant qualifies him as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.   Mr. Fitzpatrick has lived in the community in which Colonial Bank, FSB operates for over 40 years.  Mr. Fitzpatrick has a three-year term that expires in 2011.

Richard S. Allen has been the President of Allen Associates, Insurance Services, since 1993.  Mr. Allen has been employed by Allen Associates since 1982, and has lived in the community in which Colonial Bank, FSB operates for over 45 years.

James Quinn is the owner of Quinn Broadcasting, Inc., which he founded in 1977.  Mr. Quinn has also served as the mayor of Millville, New Jersey from 1997 until 2009. Mr. Quinn is currently a city commissioner of Millville.  Mr. Quinn has lived in the community in which Colonial Bank, FSB operates for over 50 years.

Executive Officers Who are Not Directors

L. Joseph Stella, III, CPA has served as Executive Vice President and Chief Financial Officer of Colonial Bank, FSB since March 1999.

William F. Whelan was appointed Executive Vice President and Operations Officer in January 2007.  He was appointed Senior Vice President of Colonial Bank, FSB in July 2005.  Mr. Whelan was previously the Chief Executive Officer of St. Joseph’s Carpenter Society, a charitable organization that constructs housing units, and worked for that organization from 2001 until 2005.  From 1974 until 2001, Mr. Whelan worked for financial institutions in numerous positions.  Mr. Whelan has served as a Cumberland County Freeholder since 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  Based on our review of ownership reports required to be filed for the year ended December 31, 2009, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Stockholder Recommendations for Director Nominations

There have been no material changes to the procedures by which stockholders can recommend directors for nomination since they were previously disclosed in the proxy statement for our 2009 annual meeting of stockholders.

Audit Committee

The Audit Committee is comprised of directors Facemyer (who serves as Chairman), Fitzpatrick and Hankins.  The Board of Directors has determined that each of Messrs. Facemyer and Fitzpatrick qualifies as an “audit committee financial expert.”  Information with respect to the experience of Messrs. Facemyer and Fitzpatrick is included in “Directors and Executive Officers.”  Each member of the Audit Committee is “independent” in accordance with the listing standards of the NASDAQ Stock Market.

ITEM 11.             Executive Compensation

Executive Compensation

The following table sets forth for the years ended December 31, 2009 and 2008 certain information as to the total remuneration paid by us to Mr. Geletka, who serves as President and Chief Executive Officer, and the two most highly compensated executive officers of Colonial Bank, FSB other than Mr. Geletka (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE
				Non-equity	Nonqualified
				incentive plan	deferred	All other
Name and principal				compensation	compensation	compensation
position	Year	Salary ($)	Bonus ($)	($)	earnings ($)	($) (1)	Total ($)
Edward J. Geletka	2009	196,500	19,581	—	—	21,916	237,997
President, Chief	2008	189,082	3,706	—	—	22,893	215,681
Executive Officer and
Director

L. Joseph Stella, III	2009	136,228	13,575	—	—	11,768	161,571
Executive Vice President	2008	131,085	2,569	—	—	12,247	145,901
and Chief Financial
Officer

William F. Whelan	2009	127,660	12,831	—	—	11,456	151,947
Executive Vice President	2008	122,841	4,815	—	—	12,043	139,699
and Operations Officer

(1)
For 2009, includes: employer matching contributions of $6,073, $4,133 and $3,946 allocated to the accounts of Messrs. Geletka, Stella and Whelan, respectively, under the Colonial Bank, FSB 401(k) plan; the fair market value at December 31, 2009 of the shares of common stock allocated pursuant to the Colonial Bank, FSB employee stock ownership plan in 2009, representing $5,280, $3,297 and $3,279 for each of Messrs. Geletka, Stella and Whelan, respectively; unused sick pay in the amount of $5,934, $4,114 and $3,855 paid to Messrs. Geletka, Stella and Whelan, respectively; and life insurance premiums in the amount of $250, $224 and $376 paid on behalf of Messrs. Geletka, Stella and Whelan, respectively.  Also includes an automobile allowance of $4,379 for Mr. Geletka.

Salary for the Named Executive Officers is paid pursuant to Employment Agreements, which are discussed below under “—Employment Agreements.”  Amounts included in the “Bonus” column are discretionary bonuses, which are discussed below under “—Bonuses.”

Employment Agreements.  Colonial Bank, FSB has entered into amended and restated employment agreements with Edward J. Geletka, L. Joseph Stella, III, and William F. Whelan.  The agreement for Mr. Geletka has an initial term of three years and the agreements for Messrs. Stella and Whelan each have an initial term of two years.  Unless notice of non-renewal is provided, the agreements renew annually.  The agreements provide for the payment of a base salary, which will be reviewed at least annually, and which may be increased, but not decreased.  Under the agreements, the current base salaries for Messrs. Geletka, Stella and Whelan are $192,864, $133,707 and $125,298, respectively.  In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, participation in other employee pension benefit and fringe benefit plans applicable to executive employees which may not be adversely changed without approval of the executive, and reimbursement of business expenses, including fees for memberships in clubs and organizations.  Mr. Geletka’s agreement provides for the use of an automobile and reimbursement of expenses associated with the use of such automobile.  Each executive’s employment may be terminated for just cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

The executives are entitled to severance payments and benefits in the event of termination of employment under specified circumstances, including in the event the executive’s employment is terminated for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following:

(1)	the failure to elect or reelect or to appoint or reappoint the executive to his executive position;

(2)	a material change in the executive’s functions, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope;

(3)	the liquidation or dissolution of Colonial Bankshares, Inc. or Colonial Bank, FSB;

(4)
a material reduction in the executive’s base salary or a relocation of the executive’s principal place of employment by more than 25 miles from its location as of the date of the employment agreement; or

(5)           a material breach of the employment agreement by Colonial Bank, FSB.

The executives will also be entitled to severance payments and benefits in the event of the executive’s involuntary termination following a change in control of Colonial Bankshares, Inc. or Colonial Bank, FSB or the executive’s resignation from employment following a change in control.  These severance payments will be equal to, for Mr. Geletka, three times the sum of his base salary and the highest rate of bonus awarded to him during the prior three years, payable in a lump sum, and, for Messrs. Stella and Whelan, two times the sum of the base salary and highest rate of bonus awarded during the prior three years, payable in a lump sum.  In addition, Colonial Bank, FSB will continue to provide life, medical, dental and disability coverage for 36 months after termination of the agreement for Mr. Geletka, and coverage for 24 months after termination of the agreement for Messrs. Stella and Whelan.

Upon termination of the executive’s employment for which severance payments are due, other than in connection with a change in control, the executive agrees not to compete with Colonial Bankshares, Inc. or Colonial Bank, FSB, for one year following termination of employment, within 25 miles of any existing branch of Colonial Bank, FSB or within 25 miles of any office for which Colonial Bank, FSB or a subsidiary has filed an application for regulatory approval. Should the executive become disabled, the executive would be entitled to benefits provided under any disability program sponsored by Colonial Bankshares, Inc. or Colonial Bank, FSB.  To the extent such benefits are less than the executive’s base salary, Colonial Bank, FSB would continue to pay the difference between the benefits provided under any disability program sponsored by Colonial Bank, FSB or Colonial Bankshares, Inc. and the executive’s base salary for a period of one year, and would continue to provide life, medical and dental coverage for the remaining term of the agreement or one year, whichever is longer.  In the event the executive dies while employed by Colonial Bank, FSB, the executive’s beneficiary, personal representatives or estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical and dental benefits for two years after Mr. Geletka’s death, and one year after Mr. Stella’s or Mr. Whelan’s death.

Upon termination of the employment agreement upon retirement (as defined therein), the executive would only be entitled to benefits under any retirement plan of Colonial Bank, FSB and other plans to which the executive is a party.  The employment agreements also provide that in the event termination payments would include an “excess parachute payment” under Section 280G of the Internal Revenue Code, such benefits would be reduced to the extent necessary to avoid any such “excess benefit payment.”

Bonuses.  For the year ended December 31, 2009, we paid discretionary bonuses to our directors and officers, including our Named Executive Officers.  Our Named Executive Officers received bonuses equal to approximately 11% of their base salaries, based upon the Compensation Committee’s review of numerous performance factors, such as earnings per share, returns on average assets and average equity, credit quality, efficiency ratio, regulatory ratings, deposit growth, loan growth and asset growth, and management factors, such as teamwork, leadership and productivity.  Under the bonus plan in effect for the year ended December 31, 2008, Named Executive Officers were eligible to receive discretionary bonuses up to 30% of base salary, based upon returns on assets.  For the year ended December 31, 2008, Named Executive Officers received discretionary bonuses of approximately 2.5% of their base salary, which was less than the maximum bonuses that could have been awarded based on our returns on assets as calculated pursuant to the prior bonus plan.  These amounts are included in the “Bonus” column of the Summary Compensation Table.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of December 31, 2009 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009 (1)
	Option awards					Stock awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Edward J. Geletka	26,700	17,800	—	12.47	10/19/2016	6,800	49,368	—	—

L. Joseph Stella, III	13,200	8,800	—	12.47	10/19/2016	3,400	24,684	—	—

William F. Whelan	7,200	4,800	—	12.47	10/19/2016	2,400	17,424	—	—

(1)
All equity awards noted in this table were granted pursuant to the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan, which was approved by stockholders on July 19, 2006, and represent all awards held at December 31, 2009 by the Named Executive Officers.  On October 19, 2006, the Named Executive Officers were granted shares of restricted stock and stock options.  Shares of restricted stock vest at a rate of 20% per year commencing on October 19, 2007.  Stock options vest at a rate of 20% per year commencing on October 19, 2007, have an exercise price of $12.47, the closing price on the date of grant, and expire ten years from the date of grant.

(2)	Based on the closing stock price of $7.26 per share on December 31, 2009 as reported by the NASDAQ Stock Market.

Stock-Based Incentive Plan.  Our stockholders approved the Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (the “Incentive Plan“) at our 2006 Annual Meeting of Stockholders.  The purpose of the Incentive Plan is to provide our officers, employees and directors with additional incentives to promote our growth and performance.

The Incentive Plan authorizes the issuance of up to 310,188 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards.  No more than 88,625 shares may be issued as restricted stock awards, and no more than 221,563 shares may be issued pursuant to the exercise of stock options.  Employees and outside directors are eligible to receive awards under the Incentive Plan.

Awards may be granted in a combination of incentive and non-statutory stock options, stock appreciation rights or restricted stock awards as follows:

Stock Options.  A stock option gives the recipient or “optionee” the right to purchase shares of common stock at a specified price for a specified period of time.  The exercise price may not be less than the fair market value on the date the stock option is granted.  Fair market value for purposes of the Incentive Plan means the final sales price of our shares of common stock as reported on the NASDAQ Stock Market on the date the option is granted, or if our shares of common stock were not traded on such date, then on the day prior to such date or on the next preceding day on which our shares of common stock were traded, and without regard to after-hours trading activity.

Stock options are either “incentive” stock options or “non-qualified” stock options.  Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are eligible to receive incentive stock options.  Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of exercise either in cash or with our stock that was owned by the participant for at least six months prior to delivery, or by a reduction in the number of shares deliverable pursuant to the stock option, or subject to a “cashless exercise” through a third party.  Cash may be paid in lieu of any fractional shares under the Incentive Plan and generally no fewer than 100 shares may be purchased on exercise of an award unless the total number of shares available for purchase or exercise pursuant to an award is less than 100 shares.

Stock Appreciation Rights.  Stock appreciation rights give the recipient the right to receive a payment in shares of common stock of an amount equal to the excess of the fair market value of a specified number of shares of common stock, on the date of the exercise of the stock appreciation rights, over the fair market value of the common stock on the date of the grant of the stock appreciation right, as set forth in the recipient’s award agreement.  Stock appreciation rights will not be granted unless we solely settle the stock appreciation right in common stock and there is no further ability to defer the income received on the exercise of the stock appreciation right.

Stock Awards.  Stock awards under the Incentive Plan will be granted only in whole shares of common stock.  Recipients have the rights to direct the voting of any unvested shares under such awards.  In addition, recipients have rights to dividends, if any, paid with respect to such shares.  No stock options or shares of restricted stock were granted to our Named Executive Officers during the year ended December 31, 2009.

Employee Stock Ownership Plan and Trust.  Colonial Bank, FSB implemented an employee stock ownership plan in connection with Colonial Bankshares, Inc.’s initial public offering.  Employees with at least one year of employment with Colonial Bank, FSB are eligible to participate. As part of that offering, the employee stock ownership plan trust borrowed funds from Colonial Bankshares, Inc. and used those funds to purchase 166,398 shares of the common stock.  The shares of common stock purchased by the employee stock ownership plan are the collateral for the loan. The loan is being repaid principally from Colonial Bank, FSB through discretionary contributions to the employee stock ownership plan over a period of 15 years.  There are presently ten years remaining on the loan terms.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan is equal to 6.00%.  Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of service with Colonial Bank, FSB prior to the adoption of the plan.  A participant’s interest in his account under the plan also fully vests in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan).  Vested benefits are payable in the form of shares of common stock and/or cash. Colonial Bank, FSB’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits.  Therefore, benefits payable under the employee stock ownership plan cannot be estimated.  Pursuant to Financial Accounting Standards Board Accounting Standards Codification 718-40, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.  The employee stock ownership plan will terminate in the event of a change in control.

In connection with the proposed conversion to stock form of Colonial Bankshares, MHC, the trustee for our existing employee stock ownership plan is expected to purchase, on behalf of the employee stock ownership plan, 4% of the shares of common stock sold in the offering.  We anticipate that the employee stock ownership plan will fund its stock purchase with a loan from Colonial Financial Services, Inc. (the proposed new holding company for Colonial Bank, FSB) equal to the aggregate purchase price of the common stock.  The loan will be repaid principally through Colonial Bank, FSB’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 10-year term of the loan.  The interest rate for the employee stock ownership plan loan is expected to be a fixed-rate equal to the prime interest rate plus 1%, determined as of the date of origination of the loan.

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan.  The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of eligible plan compensation relative to all participants.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2009 certain information as to the total remuneration we paid to our directors other than Mr. Geletka.  Mr. Geletka does not receive fees for his services as a director.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2009
Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (2)	All other compensation ($)	Total ($)
Richard S. Allen (3)	27,434	—	—	—	27,434
Gregory J. Facemyer	35,464	—	—	—	35,464
Albert A. Fralinger, Jr.	35,500	—	—	—	35,500
Frank M. Hankins, Jr.	28,930	—	—	—	28,930
James Quinn (3)	25,184	—	—	—	25,184
John Fitzpatrick	30,134	—	—	—	30,134

(1)
Each director received an award of 4,350 shares of restricted stock granted on October 19, 2006 with a grant date fair value of $54,245 (based on a grant date fair value of $12.47 per share).  Awards vest in five equal annual installments beginning on the first anniversary of the date of grant.  As of December 31, 2009, each director had 1,740 unvested shares of restricted stock.

(2)
Each director received an award of 11,078 stock options on October 19, 2006 with a grant date fair value of $41,986 (based on a grant date fair value of $3.79 per stock option).  Each option has an exercise price of $12.47, the closing price of our common stock on the date of grant.  Options vest in five equal annual installments beginning on the first anniversary of the date of grant.  As of December 31, 2009, each director held 6,648 vested stock options and unexercised stock options.

(3)	Directors’ terms for Messrs. Allen and Quinn will expire at the 2010 annual meeting of stockholders of Colonial Bankshares, Inc.

Each of the individuals who currently serve as a director of Colonial Bankshares, Inc. also serves as a director of Colonial Bank, FSB and earns director fees in that capacity, although directors who are also employees of Colonial Bank, FSB do not receive director fees.  Each non-employee director of Colonial Bank, FSB is paid an annual retainer fee of $7,500.   The Chairman of the Board is paid a fee of $2,030 per board meeting, the Vice Chairman of the Board is paid a fee of $1,675 per board meeting and all other non-employee directors are paid a fee of $1,407 per board meeting.

Directors are eligible to participate in our Incentive Plan, described above in “—Stock-Based Incentive Plan.”  No grants were made under this plan to directors during the year ended December 31, 2009.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

(b)	Security Ownership of Certain Beneficial Owners

The following table provides the beneficial ownership of shares of common stock of Colonial Bankshares, Inc. held by all individuals known to management to own more than 5% of our common stock as of December 31, 2010.

Name of Beneficial Owner	Total Shares Beneficially Owned	Percent of All Common Stock Outstanding

Colonial Bankshares, MHC 2745 S. Delsea Drive Vineland, New Jersey 08360	2,441,716	55.0%

Colonial Bankshares, MHC and all directors and executive officers as a group	2,840,306	64.0%

Grace and White, Inc. 515 Madison Ave., Suite 1700 New York, New York 10022 (1)	346,000	7.1%

*	Less than 1%.
(1)	Based on information contained in a Schedule 13G/A filed on February 1, 2010 with information as of December 31, 2009.

(c)	Security Ownership of Management

Information with respect to the security ownership of our directors and executive officers is included above in “Item 10. Directors, Executive Officers and Corporate Governance,” and is incorporated herein by reference.

(d)	Changes in Control

Except with respect to the proposed conversion of Colonial Bankshares, MHC to stock form, management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.            Certain Relationships and Related Transactions, and Director Independence

Board Independence

The board of directors has determined that each of Colonial Bankshares, Inc.’s directors, with the exception of Mr. Geletka, is “independent” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market.  In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under “—Transactions With Certain Related Persons,” below.  During the year ended December 31, 2009, Colonial Bank, FSB paid $20,232 to Quinn Broadcasting, Inc. for advertising.  Director James Quinn is the owner of Quinn Broadcasting, Inc.  During the year ended December 31, 2009, Colonial Bank, FSB paid $44,253 in insurance commissions to Allen Associates, Insurance Services.  Director Richard Allen is the President of Allen Associates, Insurance Services.  During the year ended December 31, 2009, Colonial Bank, FSB paid $18,948 to Fralinger Engineering for site work for a branch office and site plan approvals for another branch office.  Chairman Albert Fralinger is Chairman and Chief Financial Officer of Fralinger Engineering.

Transactions With Certain Related Persons

In the ordinary course of business, Colonial Bank, FSB makes loans available to its directors, officers and employees.  These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Colonial Bank, FSB.  Management believes that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director.  There are several exceptions to this general prohibition, one of which is applicable to Colonial Bankshares, Inc.  Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act.  All loans to Colonial Bankshares, Inc.’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

In accordance with the listing standards of the NASDAQ Stock Market, any transactions that would be required to be reported under this section of this document must be approved by our audit committee or another independent body of the board of directors.  In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms-length transaction.

ITEM 14.            Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by ParenteBeard LLC during the years ended December 31, 2009 and 2008:

Audit Fees.  The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $114,250 and $107,500 during the years ended December 31, 2009 and 2008, respectively.

Audit Related Fees.  There were no fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “—Audit Fees,” above, during the years ended December 31, 2009 and 2008.

Tax Fees.  The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $16,000 and $15,000 during the years ended December 31, 2009 and 2008, respectively.

All Other Fees.  There were no fees billed to us during the years ended December 31, 2009 and 2008 that are not described above.

 The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by ParenteBeard LLC, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee pre-approved 100% of the tax fees described above during the years ended December 31, 2009 and 2008.

Change in Independent Registered Public Accounting Firm

On October 1, 2009, Colonial Bankshares, Inc. was notified that the audit practice of Beard Miller Company LLP, an independent registered public accounting firm, was combined with ParenteBeard LLC in a transaction pursuant to which Beard Miller Company LLP combined its operations with ParenteBeard LLC and certain of the professional staff and partners of Beard Miller Company LLP joined ParenteBeard LLC either as employees or partners of ParenteBeard LLC.  On October 1, 2009, Beard Miller Company LLP resigned as the auditors of Colonial Bankshares, Inc. and, with the approval of the Audit Committee of Colonial Bankshares, Inc.’s Board of Directors, ParenteBeard LLC was engaged as Colonial Bankshares, Inc.’s independent registered public accounting firm.

During the fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through October 1, 2009, Colonial Bankshares, Inc. did not consult with ParenteBeard LLC regarding any item requiring disclosure under Item 304(a)(2) of Securities and Exchange Commission Regulation S-K.

The report of the independent registered public accounting firm of Beard Miller Company LLP regarding Colonial Bankshares, Inc.’s financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007, and during the interim period from the end of the most recently completed fiscal year through October 1, 2009, the date of resignation, there were no (1) disagreements with Beard Miller Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard Miller Company LLP would have caused it to make reference to such disagreement in its reports or (2) reportable events under Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules

3.1	Charter of Colonial Bankshares, Inc. (1)
3.2	Bylaws of Colonial Bankshares, Inc. (1)
4	Form of Common Stock Certificate of Colonial Bankshares, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (2)
10.3	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) (3)
10.4	Form of Colonial Bankshares, Inc. 2006 stock-Based Incentive Plan Stock Option Agreement (Employees) (3)
10.5	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) (3)
10.6	Form of Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) (3)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka (4)
10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III (5)
10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan (6)
10.10	Amended and Restated Employment Agreement with Edward J. Geletka (7)
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III (8)

10.12	Amended and Restated Employment Agreement with William F. Whelan (9)
10.13	Bonus Plan, including amendments (10)
14	Code of Ethics (11)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 of Colonial Bankshares (File no. 333-123583), originally filed with the Securities and Exchange Commission on March 25, 2005.
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

(7)
Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(8)
Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(9)
Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(10)
Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(11)
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

COLONIAL BANKSHARES, INC.

Date: March 30, 2010	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive Officer and Director	March 30, 2010
Edward J. Geletka	(Principal Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and Chief Financial Officer	March 30, 2010
L. Joseph Stella, III	(Principal Financial and Accounting Officer)

/s/ Albert A. Fralinger, Jr.	Chairman of the Board	March 30, 2010
Albert A. Fralinger, Jr.

/s/ Gregory J. Facemyer	Vice Chairman of the Board	March 30, 2010
Gregory J. Facemyer

/s/ Richard S. Allen	Director	March 30, 2010
Richard S. Allen

/s/ John Fitzpatrick	Director	March 30, 2010
John Fitzpatrick

/s/ Frank M. Hankins, Jr.	Director	March 30, 2010
Frank M. Hankins, Jr.

/s/ James Quinn	Director	March 30, 2010
James Quinn