Form 10-Q
period 2010-03-31
Colonial Bankshares Inc
filed 2010-05-17
CIK 1317019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010, 4,440,246 shares of common stock, par value $0.10 per share

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

PART I    FINANCIAL INFORMATION
Item 1.      Financial Statements

	March 31, 2010	December 31, 2009

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$14,391	$15,882
Investment securities available for sale	165,674	166,378
Investment securities held to maturity (fair value at March 31, 2010 - $34,806; at December 31, 2009 - $41,395)	34,326	41,032
Loans receivable, net of allowance for loan losses of $3,016 at March 31, 2010 and $2,606 at December 31, 2009	328,418	321,607
Loans available for sale	853	-
Federal Home Loan Bank stock, at cost	1,493	1,731
Office properties and equipment, net	11,290	11,387
Bank-owned life insurance	2,803	2,777
Accrued interest receivable	2,414	2,272
Other assets	6,189	5,475
Total Assets	$567,851	$568,541

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$16,930	$21,111
Interest-bearing	487,097	479,255
Total deposits	504,027	500,366
Federal Home Loan Bank short-term borrowings	2,000	7,300
Federal Home Loan Bank long-term borrowings	14,000	14,000
Advances from borrowers for taxes and insurance	676	661
Accrued interest payable and other liabilities	591	697
Total Liabilities	521,294	523,024

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,440,246 shares at March 31, 2010 and December 31, 2009	452	452
Additional paid-in capital	20,720	20,628
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,084)	(1,084)
Treasury stock, at cost, 134,625 shares at March 31, 2010 and December 31, 2009	(1,596)	(1,596)
Retained earnings	24,826	23,879
Accumulated other comprehensive income	3,239	3,238
Total Stockholders’ Equity	46,557	45,517
Total Liabilities and Stockholders’ Equity	$567,851	$568,541

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,901	$4,591
Mortgage-backed securities	1,278	1,531
Securities:
Taxable	422	580
Tax-exempt	175	127
Total Interest Income	6,776	6,829

Interest Expense
Deposits	2,350	3,265
Borrowings	127	342
Total Interest Expense	2,477	3,607
Net Interest Income	4,299	3,222

Provision for Loan Losses	460	195
Net Interest Income after Provision for Loan Losses	3,839	3,027

Non-Interest Income
Fees and service charges	306	282
Gain on sale of loans	20	8

Impairment charge on investment securities	(20)	(97)
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	(20)	(97)

Net (loss) gain on sales and calls of investment securities	(42)	157
Earnings on life insurance	26	26
Other	-	-
Total Non-Interest Income	290	376

Non-Interest Expenses
Compensation and benefits	1,450	1,341
Occupancy and equipment	454	373
FDIC insurance premium	194	391
Data processing	228	202
Office supplies	26	46
Professional fees	111	127
Advertising	37	42
Other	322	274
Total Non-Interest Expenses	2,822	2,796
Income before Income Tax Expense	1,307	607

Income Tax expense	360	164
Net Income	$947	$443

Per Share Data (See Note 3):
Earnings per share – basic	$0.22	$0.10
Earnings per share – diluted	$0.22	$0.10
Weighted average number of shares outstanding – basic	4,278,688	4,271,718
Weighted average number of shares outstanding - diluted	4,278,688	4,271,718

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands, except share data)
Balance, January 1, 2010	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:
Net income	-	-	-	947	-	-	947
Net change in unrealized gain on securities available for sale, net of $8 tax expense	-	-	-	-	-	1	1
Total Comprehensive income	-	-	-	-	-	-	948

Stock-based compensation expense (restricted stock awards)	-	55	-	-	-	-	55

Stock-based compensation expense (stock options)	-	37	-	-	-	-	37
Balance, March 31, 2010	$452	$20,720	$(1,084)	$24,826	$(1,596)	$3,239	$46,557

Balance, January 1, 2009	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:
Net income	-	-	-	443	-	-	443
Net change in unrealized gain on securities available for sale, net of tax expense of $485	-	-	-	-	-	929	929
Total Comprehensive income	-	-	-	-	-	-	1,372

Treasury stock purchased (20,500 shares)	-	-	-	-	(19)	-	(19)

Stock-based compensation expense (restricted stock awards)	-	55	-	-	-	-	55

Stock-based compensation expense (stock options)	-	37	-	-	-	-	37
Balance, March 31, 2009	$452	$20,382	$(1,200)	$22,882	$(1,578)	$1,137	$42,075

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$947	$443
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	460	195
Depreciation expense	173	155
Stock-based compensation expense	92	92
Impairment charge on investment securities	20	97
Net earnings on bank-owned life insurance	(26)	(26)
Loans originated for sale	(2,321)	(1,468)
Proceeds from sale of loans	1,488	725
Gain on sale of loans	(20)	(8)
Net amortization of loan costs	24	(5)
Net loss (gain) on sales and calls of investment securities	42	(157)
Accretion of premium and discount on investment securities, net	(82)	(131)
(Increase) decrease in accrued interest receivable	(142)	140
Increase in other assets	(714)	(847)
(Decrease) increase in accrued interest payable and other liabilities	(106)	535
Net cash used in operating activities	(165)	(260)
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	739	351
Proceeds from sales of mortgage-backed securities available-for-sale	1,435	-
Proceeds from calls and maturities of investment securities available-for-sale	13,999	13,507
Proceeds from calls and maturities of investment securities held-to-maturity	6,842	2,447
Purchase of investment securities available-for-sale	(16,493)	(17,502)
Purchase of investment securities held-to-maturity	(1,018)	(3,398)
Purchase of mortgage-backed securities available-for-sale	(6,968)	(4,508)
Purchase of office properties and equipment	(76)	(286)
Principal repayments from investment securities	559	414
Principal repayments from mortgage-backed securities	8,336	6,060
Net decrease of Federal Home Loan Bank stock	238	4
Net increase in loans receivable	(7,295)	(101)
Net cash provided by (used for) investing activities	298	(3,012)
Cash Flows from Financing Activities:
Net increase in deposits	3,661	6,287
Decrease in Federal Home Loan Bank short-term borrowings, net	(5,300)	-
Repayment of Federal Home Loan Bank long-term borrowings	-	(86)
Increase in advances from borrowers for taxes and insurance	15	76
Acquisition of treasury stock	-	(19)
Net cash (used for) provided by financing activities	(1,624)	6,258
Increase (decrease) in cash and cash equivalents	(1,491)	2,986
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,882	23,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,391	$26,393

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$2,517	$3,611
Income taxes	$656	$380

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months ended March 31, 2010 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of other-than-temporary impairment of investment securities, the potential impairment of Federal Home Loan Bank (“FHLB”) stock, our ability to realize deferred tax assets and measurements of fair value.

The Bank maintains its executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland, Sewell and Cedarville New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial and consumer loans and investments.

On February 18, 2010, the Boards of Directors of  Colonial Bankshares MHC (the “Mutual Holding Company”), and the Bank each unanimously adopted a Plan of Conversion and Reorganization of the Mutual Holding Company (the “Plan”) pursuant to which the Mutual Holding Company will undertake a “second-step” conversion and cease to exist.  The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure.  The Mutual Holing Company currently owns approximately 55.0% of the shares of the common stock of the Company.

Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of a to-be-formed stock corporation (“New Holding Company”), (ii) the shares of common stock of the Company held by persons other than the Mutual Holding Company (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interest of such persons (excluding shares purchased in the stock offering described below and cash received in lieu of fractional shares), and (iii) the New Holding Company will offer and sell shares of common stock representing the ownership interest of the Mutual Holding Company in a subscription offering.  The Plan is subject to regulatory approval as well as the approval of the Mutual Holding Company’s members (depositors and certain borrowers of the Bank) and the Company’s stockholders (including the approval of a majority of the Company’s outstanding shares of common stock held by persons other than the Mutual Holding Company).

2.	Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-08, Technical Correction to Various Topics, thereby amending the codification.  This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent.  The FASB believes the amendments do not fundamentally change U. S. GAAP.  However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15.  Accordingly, the FASB provided special transition provisions for those amendments.  The ASU contains various effective dates.  The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to organizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010).  The adoption of this FASB ASU did not have a material impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of FASB Statement No. 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity.  The deferral also does not apply to interest in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special-purpose entities.  In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the FASB Statement No. 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  The adoption of this FASB ASU did not have a material impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  This update provides amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, as follows:

●
Subtopic 815-15 is amended to clarify the scope exception under paragraphs 815-15-15-8 through 15-9, for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligation and synthetic collateralized debt obligation, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting.

●
The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to the application of Section 815-15-25.  Thus, only the embedded credit derivative feature between the financial instruments created by subordination is not subject to the application of Section 815-15-25 and should not be analyzed under that Section for potential bifurcation from the host contract and separate accounting as a derivative.

The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2010 is $947,000 and the net income for the three months ended March 31, 2009 is $443,000.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At March 31, 2010 and 2009, there were 231,918 and 249,643 anti-dilutive non-vested awards and options, respectively, excluded from the computation of diluted earnings per share because the option price was greater than the average market price.

	For the Three Months Ended March 31,
	2010	2009
Net Income	$947,000	$443,000

Weighted average common shares issues	4,521,696	4,521,696
Average unearned ESOP shares	(108,383)	(119,986)
Average treasury stock shares	(134,625)	(129,992)
Weighted average common shares outstanding-basic	4,278,688	4,271,718
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding-diluted	4,278,688	4,271,718
Basic earnings per share	$0.22	$0.10
Diluted earnings per share	$0.22	$0.10

4.	Stock Based Compensation

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

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the 2006 Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under the 2006 Plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the date of adoption.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At March 31, 2010, there were 25,095 options available for grant under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vests 20% annually beginning October 19, 2007.  For the three months ended March 31, 2010, $55,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $19,000.  As of March 31, 2010, there was $341,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.50 years.

Activity in issued but unvested award shares during the three months ended March 31, 2010 was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	35,450	$12.47
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	35,450	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	196,468	$12.47
Exercisable at end of period	117,882	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 6.50 years at March 31, 2010 and 7.50 years at March 31, 2009.

Stock-based compensation expense related to stock options for the three months ended March 31, 2010, was $37,000 with a related tax benefit of $13,000.  As of March 31, 2010, there was approximately $230,000 of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 1.50 years.  At March 31, 2009, there was approximately $379,000 of unrecognized compensation cost related to unvested stock options granted in 2006.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $22,000 for the three months ended March 31, 2010, respectively.

The following table presents the components of the ESOP shares:

	March 31, 2010	March 31, 2009
Shares released for allocation	58,015	46,412
Unreleased shares	108,383	119,986
Total ESOP shares	166,398	166,398

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Other comprehensive income:
Unrealized holding gains (loss) on available for sale securities	$(53)	$1,474
Reclassification for impairment charge on investment securities	20	97
Reclassification adjustment for net (gains)/losses realized in net income	42	(157)
Net unrealized gains	9	1,414
Income tax expense	8	485
Net of tax amount	$1	$929

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $3.6 million of standby letters of credit outstanding as of March 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

In October 2009, the Bank completed an agreement to sponsor a not-for-profit corporation for a Federal Home Loan Bank of New York Affordable Housing Program (“AHP”) Grant in the amount of $275,000.  If the non-for-profit corporation does not comply with terms of the agreement, the Bank may be required to repay the grant to the Federal Home Loan Bank of New York.  The term of the recapture agreement is 15 years.  The Bank expects the not-for-profit corporation to adhere to all requirements of the grant and does not expect to be required to pay back any of the AHP grant.

7.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
March 31, 2010
U. S. Government obligations	$30,969	$164	$(18)	$31,115
Corporate debt obligations	9,866	303	(67)	10,102
Mutual funds	1,321	56	-	1,377
Municipal debt obligations	2,815	59	(22)	2,852
SBA pools	4,616	42	(30)	4,628
Mortgage-backed securities	111,107	4,500	(7)	115,600
	$160,694	$5,124	$(144)	$165,674

December 31, 2009
U. S. Government obligations	$28,973	$169	$-	$29,142
Corporate debt obligations	10,563	232	(123)	10,672
Mutual funds	1,561	64	-	1,625
Municipal debt obligations	2,817	49	(36)	2,830
SBA pools	5,231	29	(39)	5,221
Mortgage-backed securities	112,262	4,643	(17)	116,888
	$161,407	$5,186	$(215)	$166,378

Held to Maturity:
March 31, 2010
Corporate debt obligations	$3,447	$193	$-	$3,640
Municipal debt obligations	28,386	226	(91)	28,521
Mortgage-backed securities	2,493	152	-	2,645
	$34,326	$571	$(91)	$34,806

December 31, 2009
Corporate debt obligations	$5,209	$90	$(7)	$5,292
Municipal debt obligations	33,173	220	(93)	33,300
Mortgage-backed securities	2,650	153	-	2,803
	$41,032	$463	$(100)	$41,395

All of the Company’s mortgage-backed securities at March 31, 2010 and December 31, 2009 have been issued by government agencies or government sponsored enterprises.

The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are calculated as being due in their final stated maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,373	$23,388	$7,551	$7,681
Due after one year through five years	1,630	1,698	42,502	42,865
Due after five year through ten years	3,089	3,323	19,973	20,353
Due thereafter	6,234	6,397	90,668	94,775
	$34,326	$34,806	$160,694	$165,674

At March 31, 2010 and December 31, 2009, $82.5 million and $90.2 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $14,000 and $56,000, respectively, for the three months ended March 31, 2010, and $161,000 and $4,000, respectively, for the three months ended March 31, 2009, were realized on sales and calls of investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$12,477	$18	$-	$-	$12,477	$18
Corporate debt obligations	-	-	1,398	67	1,398	67
Municipal debt obligations	556	12	305	10	861	22
SBA pools	-	-	2,072	30	2,072	30
Mortgage-backed securities	4,730	6	88	1	4,818	7
Total	$17,763	$36	$3,863	$108	$21,626	$144

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$766	$16	$1,357	$107	$2,123	$123
Municipal debt obligations	846	36	-	-	846	36
SBA pools	-	-	2,278	39	2,278	39
Mortgage-backed securities	1,350	15	2,064	2	3,414	17
Total	$2,962	$67	$5,699	$148	$8,661	$215

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$1,327	$83	$391	$8	$1,718	$91
Total	$1,327	$83	$391	$8	$1,718	$91

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$462	$7	$-	$-	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93
Total	$1,768	$92	$391	$8	$2,159	$100

The Company’s investment in mortgage-backed securities consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company has the intent to hold the securities and will not more likely than not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company has the intent to hold the securities and will not more likely than not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial and insurance sectors of the economy.  All interest payments are current in regards to all the corporate investments.  In the first quarter of 2010, the Company continued the previously disclosed write-down of the AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and Standard and Poor’s, by an additional amount of $20,000, to its estimated fair market value.  In regards to the other corporate investments, as the Company has the intent to hold the investments and will not more likely than not be required to sell the securities before recovery occurs and because the other corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at March 31, 2010.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company has the intent to hold the investments and will not more likely than not be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.

For the three months ended March 31, 2010, the Company redeemed $250,000 of the AMF mutual fund, respectively, at a pre-tax gain of approximately $9,000 or an after-tax gain of $5,000.

8.	Loans

The components of loans at March 31, 2010 and December 31, 2009 are as follows:

	At March 31, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$151,202	45.6%	$151,352	46.6%
Home equity loans and lines of credit	38,136	11.5	37,892	11.7
Multi-family	3,697	1.1	4,108	1.3
Commercial	108,372	32.7	97,075	29.9
Construction	9,035	2.7	14,093	4.3
Commercial	19,344	5.8	17,864	5.5
Consumer and other	2,066	0.6	2,223	0.7
Total loans receivable	$331,852	100.0%	$324,607	100.0%
Deferred loan fees	(418)		(394)
Allowance for loan losses	(3,016)		(2,606)
Total loans receivable, net	$328,418		$321,607

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

Nonaccrual loans amounted to approximately $2.4 million and $5.3 million at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, the nonaccrual loans were comprised of $1.7 million of one- to-four family residential loans, $217,000 of home equity loans, $295,000 of commercial loans and $252,000 of construction loans.  At March 31, 2010, the valuation allowances established for the nonaccrual loans totaled $215,000 for one- to-four family residential loans, and $100,000 for the construction loans, respectively.

Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due or if we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  We currently obtain updated appraisals and title searches on all collateral-dependent loans secured by real estate that are 90 days or more past due and placed on non-accrual status.  All appraisals are reviewed by our Chief Credit Officer, but we do not modify or adjust the value of appraisals we receive.

As of March 31, 2010, the Bank had restructured 10 loans totaling approximately $5.1 million.  Seven of the loans are commercial real estate, construction, land and multi-family loans with an outstanding principal balance of $4.6 million, two of the loans are one-to-four family loans with an outstanding principal balance of $541,000 and one of the loans is a consumer loan.

During the quarter ended March 31, 2010, two commercial real estate loans were restructured totaling $320,000.  For these two loans the loan term was extended and the interest rate was lowered to assist in the borrower’s cash flow.

As of March 31, 2010, all of the restructured loans were current in terms of the restructured payments.

At March 31, 2010, impaired loans totaled $264,000 which consisted of one construction loan in the amount of $252,000 with a $100,000 valuation allowance and one commercial real estate loan in the amount of $12,000 with no valuation allowance.

At December 31, 2009, impaired loans totaled $1.0 million which consisted of four commercial real estate loans in the amount of $535,000 with no valuation allowances, one construction loan in the amount of $235,000 with no valuation allowance, one construction loan in the amount of $252,000 with a valuation allowance of $100,000 and one non-mortgage commercial loan in the amount of $15,000 with a $7,000 valuation allowance.

9.	Deposits

Deposit accounts, by type, at March 31, 2010 and December 31, 2009 are summarized as follows:

	At March 31, 2010			At December 31, 2009
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$16,930	3.36%	-%	$21,111	4.22%	-%
Savings	105,320	20.90	1.62	90,957	18.18	2.63
NOW accounts	107,532	21.32	0.79	98,810	19.74	0.85
Super NOW accounts	23,212	4.61	1.47	19,755	3.95	1.47
Money market deposit	63,296	12.56	1.01	63,005	12.59	1.63
Total transaction accounts	316,290	62.75	1.12	293,638	58.68	1.55

Certificates of deposit	187,737	37.25	2.77	206,728	41.32	2.91

Total deposits	$504,027	100.00%	1.74%	$500,366	100.00%	2.11%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at March 31, 2010 and December 31, 2009:

Maturity	Interest Rate	March 31, 2010	December 31, 2009
		(Dollars in thousands)
January 4, 2010	0.32%	$-	$5,300
June 3, 2010	0.59	2,000	2,000
June 23, 2010	3.88	3,000	3,000
October 18, 2010	4.70	4,000	4,000
April 20, 2011	1.22	2,000	2,000
June 23, 2011	4.31	3,000	3,000
October 22, 2012	2.12	2,000	2,000
		$16,000	$21,300

At March 31, 2010, the Bank had a borrowing capacity of $123.7 million available from the FHLB of New York, which is based on the amount of FHLB of New York stock held or levels of other assets, including investment securities, which are available for collateral.  At March 31, 2010, the Bank had $16.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$31,115	$-	$31,115	$-
Corporate debt obligations	10,102	-	10,102	-
Mutual funds	1,377	1,377	-	-
Municipal debt obligations	2,852	-	2,852	-
SBA pools	4,628	-	4,628	-
Mortgage-backed securities	115,600	-	115,600	-
Total securities available-for-sale	$165,674	$1,377	$164,297	$-

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$29,142	$-	$29,142	$-
Corporate debt obligations	10,672	-	10,672	-
Mutual funds	1,625	1,625	-	-
Municipal debt obligations	2,830	-	2,830	-
SBA pools	5,221	-	5,221	-
Mortgage-backed securities	116,888	-	116,888	-
Total securities available-for-sale	$166,378	$1,625	$164,753	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follow:

	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$164	$-	$-	$164

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$172	$-	$-	$172

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At March 31, 2010 and December 31, 2009, the fair value consists of the loan balances of $264,000 and $279,000, respectively, net of a valuation allowance of $100,000 and $107,000, respectively..

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$14,391	$14,391	$15,882	$15,882
Investment securities available-for-sale	165,674	165,674	166,378	166,378
Corporate debt obligations held-to-maturity	3,447	3,640	5,209	5,292
Municipal debt obligations held-to-maturity	28,386	28,521	33,173	33,300
Mortgage-backed securities held-to-maturity	2,493	2,645	2,650	2,803
Federal Home Loan Bank stock	1,493	1,493	1,731	1,731
Loans receivable, net	328,418	343,676	321,607	334,147
Accrued interest receivable	2,414	2,414	2,272	2,272

Liabilities:
Deposits	504,027	509,578	500,366	505,687
Federal Home Loan Bank short-term borrowings	2,000	2,000	7,300	7,300
Federal Home Loan Bank long-term borrowings	14,000	14,280	14,000	14,237
Accrued interest payable	128	128	168	168

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investments securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair value.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at March 31, 2010.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  We estimate the fair value of financial instruments using a variety of valuation methods.  Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value.  When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value.  When observable market prices do not exist, we estimate fair value.  Other factors such as model assumptions and market dislocations can affect estimates of fair value.  Differences in the fair value and carrying value of certain financial instruments (including changes in the differences between the fair value and the carrying value from period to period), such as loans, securities held to maturity, deposits and borrowings do not effect our reported financial condition or results of operations, as such financial instruments are carried at cost.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets decreased $690,000, or 0.1%, to $567.9 million at March 31, 2010, from $568.5 million at December 31, 2009.  The decrease was mainly the result of decreases in investment securities available-for-sale and investment securities held-to-maturity, offset by an increase in loans receivable.

Net loans receivable increased $6.8 million, or 2.1%, to $328.4 million at March 31, 2010 from $321.6 million at December 31, 2009.  Commercial real estate loans increased $11.3 million, or 11.6%, to $108.4 million at March 31, 2010 from $97.1 million at December 31, 2009.  Construction loans decreased $5.1 million to $9.0 million at March 31, 2010 from $14.1 million at December 31, 2009.  One- to four-family residential real estate loans decreased $150,000 to $151.2 million at March 31, 2010 from $151.4 million at December 31, 2009.    Home equity loans and lines of credit increased $244,000 to $38.1 million at March 31, 2010 from $37.9 million at December 31, 2009.  Multi-family mortgage loans decreased slightly to $3.7 million at March 31, 2010 from $4.1 million at December 31, 2009.    Commercial loans increased by $1.4 million to $19.3 million at March 31, 2010 from $17.9 million at December 31, 2009.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

Securities available-for-sale decreased $704,000 to $165.7 million at March 31, 2010 from $166.4 million at December 31, 2009.  The decrease was the result of sales, calls and maturities in the amount of $16.2 million, $8.7 million in principal amortization offset by purchases in the amount of $23.5 million.  In addition, securities held-to-maturity decreased by $6.7 million, to $34.3 million at March 31, 2010 from $41.0 million at December 31, 2009.  This decrease was the result of sales, call and maturities in the amount of $7.6 million and $143,000 in principal amortization offset by purchases in the amount of $1.0 million and an impairment charge on an investment security of $20,000.  The sales were on investment securities that had been downgraded by a credit rating agency to below investment grade, and on which we had previously recognized other-than-temporary impairment charges.  The other-than-temporary charge was all related to credit loss, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations, and not as a reduction in other comprehensive income.)

Deposits increased $3.7 million, or 0.7%, to $504.0 million at March 31, 2010 from $500.4 million at December 31, 2009.  The largest increase was in savings accounts, which increased $14.3 million, or 15.7%, to $105.3 million at March 31, 2010 from $91.0 million at December 31, 2009.  The increase in savings accounts was due to an increase in county governmental-related accounts.  NOW accounts increased $8.7 million, or 8.8%, to $107.5 million at March 31, 2010 from $98.8 million at December 31, 2009.  Super NOW accounts increased by $3.4 million to $23.2 million at March 31, 2010 from $19.8 million at December 31, 2009.  Non-interest bearing demand accounts decreased by $4.2 million to $16.9 million at March 31, 2010 from $21.1 million at December 31, 2009.  Certificates of deposit decreased by $19.0 million to $187.7 million at March 31, 2010 from $206.7 million at December 31, 2009.  Included in the balance in certificates of deposits are brokered deposits in the amount of $13.8 million at March 31, 2010, which decreased $5.5 million from $19.3 million at December 31, 2009.  We have reduced our reliance on brokered certificates of deposit in favor of lower cost, core deposits, which has decreased our cost of funds.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $16.0 million at March 31, 2010 compared to $21.3 million at December 31, 2009.  We have decreased our outstanding borrowing because our net increase in deposits and the proceeds received from the call, maturities and amortization of securities exceeded our cash needs to fund loan originations and investment purchases.

Total stockholders’ equity increased $1.1 million to $46.6 million at March 31, 2010 from $45.5 million at December 31, 2009.  This increase was mainly attributable to net income of $947,000.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

General.  Net income increased $504,000 to $947,000 for the three months ended March 31, 2010 from $443,000 for the three months ended March 31, 2009.  The principal reasons for the increase was an increase in net interest income of $1.1 million offset by a decrease in non-interest income of $86,000, an increase in the provision for loan losses of $265,000, an increase in non-interest expense of $26,000 and an increase in income tax expense of $196,000.

Interest Income.  Interest income decreased $53,000 for the three months ended March 31, 2010 from the three months ended March 31, 2009.  The decrease in interest income resulted from a decrease of $411,000 in the interest income on taxable securities offset by an increase in the interest income on tax-exempt securities in the amount of $48,000 and an increase in the interest income on loans in the amount of $310,000.

Interest income on securities decreased by $363,000, or 16.2%, to $1.9 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 133 basis points to 3.70% for the three months ended March 31, 2010 from 5.03% for the three months ended March 31, 2009, which was offset by an increase in the average balance of taxable and tax-exempt securities to $202.9 million for the three months ended March 31, 2010 from $177.9 million for the three months ended March 31, 2009.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest income on loans increased $310,000 to $4.9 million for the three months ended March 31, 2010 from $4.6 million for the three months ended March 31, 2009.  The average balance of loans increased $22.5 million, or 7.4%, to $326.6 million for the three months ended March 31, 2010 from $304.1 million for the three months ended March 31, 2009.  As an offset, the average yield decreased to 6.00% for the three months ended March 31, 2010 from 6.04% for the three months ended March 31, 2009.  The increase in the average balance of loans resulted primarily from increases in the commercial loan categories. See “—Comparison of Financial Condition at March 31, 2010 and December 31, 2009” for a discussion of how our growth in commercial real estate loans will be limited in future periods.

Interest Expense. Interest expense decreased $1.1 million, or 30.6%, to $2.5 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009.

Interest expense on interest-bearing deposits decreased by $915,000, or 28.0%, to $2.4 million for the three months ended March 31, 2010 from $3.3 million for the three months ended March 31, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.99% for the three months ended March 31, 2010 from 3.04% for the three months ended March 31, 2009, offset by an increase in the average balance of interest-bearing deposits to $473.3 million for the three months ended March 31, 2010 from $429.1 million for the three months ended March 31, 2009.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits (except for NOW and Super NOW accounts) for the three months ended March 31, 2010, reflecting lower market rates.

Interest expense on borrowings decreased $215,000 to $127,000 for the three months ended March 31, 2010 from $342,000 for the three months ended March 31, 2009.  This decrease was primarily due to a $14.2 million decrease in the average balance of borrowings to $17.0 million for the three months ended March 31, 2010 from $31.2 million for the three months ended March 31, 2009 and a decrease in the average rate paid on borrowings to 2.99% for the three months ended March 31, 2010 from 4.39% for the three months ended March 31, 2009.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  For the three months ended March 31, 2010, the provision for loan losses was $460,000 and there was a net charge-off of $50,000.  The allowance for loan losses was $3.0 million at March 31, 2010, or 0.91% of total loans, compared to $2.3 million, or 0.74% of total loans at March 31, 2009.  We increased the allowance for loan losses at March 31, 2010 due to increases in (i) general reserves, reflecting growth in the loan portfolio, and (ii) specific allowances for substandard loans, loans designated as “special mention” and loans on our watch list, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we analyzed for possible specific allowances increased to $7.2 million at March 31, 2010 from $3.8 million at March 31, 2009, although we provided specific allowances on loans with principal balances of $2.1 million as of March 31, 2010 and $779,000 as of March 31, 2009.  During 2008, in recognition of current economic conditions, we increased the loss rates used to determine general reserves based upon historical loss experience.  During the three months ended March 31, 2010 and 2009, in further recognition of current economic conditions, we established unallocated allowances for loan losses of $500,000 and $373,000, respectively.  The allowance for loan losses represented 124.37% of nonperforming loans at March 31, 2010 and 177.58% of nonperforming loans at March 31, 2009.  We have not increased our allowance for loan losses commensurate with our increase in commercial real estate loans, as we originate commercial real estate loans that we believe to be of greater credit quality but that may provide lower yields.  Such credit quality can result from one or more of many factors, including, but not limited to:  the borrower having substantial net worth; the borrower providing a personal guarantee on the loan; the borrower having deposit relationships with us; the underlying business having a debt service ratio that exceeds the minimum established by our policies; the borrower having a history of creditworthiness, either with us, one of our lending officers or another financial institution; and the collateral being in a desirable location.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at March 31, 2010 and 2009.

Non-interest Income.  Non-interest income was $290,000 for the three months ended March 31, 2010 and $376,000 for the three months ended March 31, 2009.  Fees and service charges on deposit accounts increased by $23,000 to $306,000 for the three months ended March 31, 2010 from $282,000 for the three months ended March 31, 2009.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees.  Gains on the sale of loans totaled $20,000 for the three months ended March 31, 2010 and $8,000 for the three months ended March 31, 2009.  Non-interest income for the three months ended March 31, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our available-for-sale investment security portfolio in the amount of $20,000 (pre-tax).  For the three months ended March 31, 2009, the other-than-temporary impairment of the mutual fund was $97,000 (pre-tax).  For the three months ended March 31, 2010, there was a net loss on the sale and call of investment securities in the amount of $42,000 compared to a gain of $157,000 for the three months ended March 31, 2009.

Non-interest Expense.  Non-interest expense increased $26,000 to $2.8 million for the three months ended March 31, 2010 from $2.8 million for the three months ended March 31, 2009.  Compensation and benefits expense increased $109,000 to $1.5 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009.  Normal salary increases and increases in payroll taxes primarily accounted for the increase in compensation and benefits expense.  Occupancy and equipment expense increased $81,000 mainly due to increases in repairs and maintenance and depreciation.  Federal deposit insurance premiums decreased to $194,000 for the three months ended March 31, 2010 from $391,000 for the three months ended March 31, 2009.    This decrease was mainly due to the FDIC special assessment that was expensed and paid in 2009.  Data processing fees increased by $26,000 to $228,000 for the three months ended March 31, 2010 from $202,000 for the three months ended March 31, 2009.  This increase was due to an increase in the number of savings and loan accounts being serviced and the addition of services being offered to customers.    Professional fees decreased $16,000 mainly due to a decrease in legal fees and auditing and accounting fees offset by an increase in professional fees.  Other expenses increased by $48,000 to $322,000 for the three months ended March 31, 2010 from $274,000 for the three months ended March 31, 2009.  Correspondent bank fees, dues and subscriptions and loan processing expenses account for the increase in other expenses.

Income Tax Expense. We recorded income tax expense of $360,000 for the three months ended March 31, 2010, compared to $164,000 for the three months ended March 31, 2009.  Our effective tax rates for the three months ended March 31, 2010 and 2009 were 27.5% and 27.0%, respectively, and are below the combined state and federal statutory rate.  This was attributable to the formation of the Delaware operating subsidiary in September 2006, which has resulted in the Bank being in a net operating loss position for state tax purposes.

During the three months ended March 31, 2010 and 2009, the Bank incurred a net operating loss of approximately $40,000 thousand and $1.1 million, respectively, for state tax purposes but has not recorded a deferred tax benefit for the three months ended March 31, 2010 and 2009.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $14.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $165.7 million at March 31, 2010.  In addition, at March 31, 2010, we had the ability to borrow a total of approximately $123.7 million from the Federal Home Loan Bank of New York.  On that date, we had $16.0 million in advances outstanding.

At March 31, 2010, loan commitments outstanding totaled $5.3 million. In addition to commitments to originate loans, we had $23.6 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of March 31, 2010 totaled $101.6 million.  Total certificates of deposit due within one year of March 31, 2010 represent 20.2% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 30, 2011.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2010, we originated $19.6 million of loans and purchased $24.5 million of securities.  For the three months ended March 31, 2009, we originated $13.9 million of loans and purchased $25.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $3.7 million and $6.3 million for the three months ended March 31, 2010 and 2009, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, decreased $5.3 million, net, for the three months ended March 31, 2010 and decreased $86,000, net for the three months ended March 31, 2009.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

We have spent $361,000 for the acquisition and development of land in the Borough of Buena, New Jersey, $1.3 million for the acquisition and development of land in Harrison Township, New Jersey and $792,000 for the acquisition and development of land in Millville, New Jersey.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

Item 4T.	Controls and Procedures

Not applicable, as the Company is a Smaller Reporting Company.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Colonial Bank, FSB and its Senior Vice President, Richard W. Dapp, have been named as defendants in a lawsuit, Renewable Energy Resources, LLC, Dennis Bracall, Sr. v. Mauro Conte, Conte’s Pasta Company, Inc., Richard Dapp, Colonial Bank, FSB, XYZ Entities, John Does, filed December 11, 2009 in the Superior Court of New Jersey, Atlantic County Law Division.  The plaintiffs allege to have entered into an agreement with defendant Conte’s Pasta Company, Inc. pursuant to which the plaintiffs would install a solar electric energy system for Conte’s Pasta Company, Inc.  The plaintiffs also allege that Conte’s Pasta Company, Inc. discussed the financing for its project with Richard W. Dapp, who is Senior Vice President and Chief Credit Officer for Colonial Bank, FSB.  The plaintiffs further allege that Mr. Dapp informed defendant Mauro Conte, the president and principal of Conte’s Pasta Company, Inc. that the plaintiffs were unreliable and had a bad business reputation, and that Mr. Dapp refused to submit the financing proposal to Colonial Bank, FSB’s board of directors for approval and, as a result, Conte’s Pasta Company, Inc. determined to breach its contract with the plaintiffs.  The plaintiffs seek judgment for compensatory damages, pre-judgment interest, punitive damages, attorney fees and costs and other just and equitable relief.

Colonial Bank, FSB vigorously disputes these allegations.  No trial date has been set.  At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

As of March 31, 2010, we were not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

Not applicable, as Colonial Bankshares, Inc. is a “Smaller Reporting Company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not applicable
	(b)	Not applicable
	(c)	Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended March 31, 2010.  On March 24, 2008, the Company announced a repurchase program for 100,454 shares.  As of March 31, 2010, 46,000 shares had been repurchased under this plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL BANKSHARES, INC.
Registrant

Date: May 14, 2010	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)